Form 10-Q
period 2001-08-31
SWORD COMP SOFT CORP
filed 2001-10-15
CIK 1126162

SWORD COMP-SOFT CORP.

        (Exact name of Small Business Issuer as Specified in its Charter)



                  DELAWARE                        98-0229951

                 (state or other Jurisdiction of (I.R.S Employer
               Incorporation or Organization) Identification No.)



           4055 Ste Catherine st. suite 133, Montreal, Quebec H3Z 3J8
                    (Address of Principal Executive Offices)


                                 (514) 840-1098
                 Issuer's Telephone Number Including Area Code)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date : At August 31, 2001 Issuer had 46,700,000 outstanding shares of Common Stock.


                                      INDEX

PART I:  FINANCIAL INFORMATION


     Item 1. Financial Statements

          Balance Sheets (Unaudited) at August 31, 2001 Statements of Operations (Unaudited) for the three months and nine months ended August 31, 2001 and August 31, 2000 and from inception (November 2, 1998) to August 31, 2001, and from inception (November 2, 1998) to August 31, 2001 and August 31, 2000 and from inception (November 2, 1998). Notes to the Financial Statements (Unaudited)

                             SWORD COMP-SOFT CORP.
                     (A COMPANYY IN THE DEVELOPMENT STATE)
                                 BALANCE SHEET
                               AT AUGUST 31, 2001
                                  (UNAUDITED)



                                Assets
                                ------

Current Assets
     Cash                                                        $     592
     Note Receivable - 3rd Party                                   155,779
     Note Receivable - Related Party                               176,142
                                                                 ---------

       Total current assets                                        332,513
Property and equipment, net                                         51,973
Investment in Parent                                               129,478
                                                                 ---------

       Total assets                                                513,964
                                                                 =========


                 Liabilities and Shareholder's Equity
                 ------------------------------------

Current Liabilities
     Accounts payable and accrued liabilities                       24,725
     Note Payable - Related party                                  163,392
                                                                 ---------

       Total current liabilities                                   188,117

 Shareholder's Equity
     Common Stock, $.0001 par value; authorized                      4,670
          70,000,000 shares; issued and outstanding 46,700,000
     Paid in Capital                                               399,809
     Share Subscription Receivable                                    --
     Deficit accumulated during the development stage              (78,632)
                                                                 ---------

       Total Shareholder's Equity                                  325,847

        Total liabilities and shareholder's equity               $ 513,964
                                                                 =========


           Read the accompanying summary of significant notes to financial statements, which are an integral part of this financial statement

                             SWORD COMP-SOFT CORP.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENT OF CASH FLOWS
               FOR THE NINE MONTHS ENDED AUGUST 31, 2001 AND 2000
            FROM INCEPTION NOVEMBER 2, 1998 THROUGH AUGUST 31, 2001
                                  (UNAUDITED)

                                                                                                                      Inception
                                                                                      Nine months ended           November 2, 1998
                                                                                                                      through
                                                                             August 31, 2001    August 31, 2000    August 31, 2001
                                                                           -------------------  ----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                               $ (9,401)         $(115,467)          (78,632)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
     Depreciation and amortization                                                16,785              2,521            23,361
     Accrued interest expense-note payable, related party                         10,061               --              12,566
     Accrued interest income-note receivable, 3rd party                           (3,613)              --              (5,864)
     Accrued interest income-note receivable, related party                       (4,108)              --              (6,295)
Changes in Operating assets and liabilities:
              Note Receivable - 3rd party                                         (7,624)            (7,624)         (145,807)
              Note Receivable - Related party                                      6,216            108,519          (173,958)
              Accounts Payable                                                    22,475              4,651            24,725
                                                                                --------          ---------          --------

Net cash provided by/(used in) operating activities                               30,791           (216,815)         (349,904)


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Property and equipment                                                (1,332)           (43,186)          (60,334)
                                                                                --------          ---------          --------

Net cash provided by/(used in) investing activities                               (1,332)           (43,186)          (60,334)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Sales of common stock                                                             --              156,262           156,262
  Payment of cmmon stock subscriptions receivable                                   --              103,739           103,739
  Notes payable, related party                                                   (43,007)              --             150,829
                                                                                --------          ---------          --------

Net cash provided by/(used in) financing activities                              (43,007)           260,001           410,830
                                                                                --------          ---------          --------


Net increase (decrease) in cash and cash equivalents                             (13,548)              --                 592
Cash and cash equivalents, beginning of period                                    14,140               --                   0
                                                                                --------          ---------          --------

Cash and cash equivalents, end of period                                        $    592          $    --                 592
                                                                                ========          =========          ========



Supplemental Schedule of noncash investing and financing activities:
                                                                                                     15,000            15,000
On April 30, 2000, the company issued 600,000 shares of common stock in settlement of computer equipment purchased from its officers.

* The information from inception (November 02, 1998) through April 30, 2000 is the same as the information provided for the twelve months ended April 30, 2000.

           Read the accompanying summary of significant notes to financial statements, which are an integral part of this financial statement

                             SWORD COMP-SOFT CORP.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENT OF OPERATIONS
        FOR THE 3 MONTHS AND NINE MONTHS ENDED AUGUST 31, 2001 AND 2000
            FROM INCEPTION NOVEMBER 2, 1998 THROUGH AUGUST 31, 2001
                                  (UNAUDITED)

                                                                 Three months                   Nine Months           Inception
                                                                    ended                          Ended          November 2, 1998
                                                                  August 31,                    August 31,             Through
                                                                  ----------                    ----------

                                                            2001            2000            2001           2000     August 31, 2001
                                                       ------------     -------------   -----------     ---------- ----------------
Revenues:                                              $     66,915    $     55,073    $    220,379    $     55,073    $    492,873

Cost of Revenues:                                            31,086          87,554        187, 294          87,554         395,296

                                                       ------------    ------------    ------------    ------------    ------------
                                                             35,829         (32,481)         33,085         (32,481)         97,577

Operating Expenses:
       Marketing                                               --              --             1,255            --            44,799
       Rent                                                   4,500           9,787          13,500          11,120          25,370
       Selling, general and administrative expenses           8,740          50,893          25,391          71,866         105,633

                                                       ------------    ------------    ------------    ------------    ------------
Total Operating Expenses                                     13,240          60,680          40,146          82,986         175,802

                                                       ------------    ------------    ------------    ------------    ------------
          Income/(Loss) before other income (expense)        22,589         (93,161)         (7,061)       (115,467)        (78,225)

Other income (expense):
       Interest income - 3rd party                            1,196            --             3,613            --             5,864
       Interest income - Related party                        1,438            --             4,108            --             6,295
       Interest expense - Related party                      (3,166)           --           (10,061)           --           (12,566)
                                                       ------------    ------------    ------------    ------------    ------------
          Total other income (expense)                         (532)           --            (2,340)           --              (407)


Net income/(Loss)                                            22,057         (93,161)         (9,401)       (115,467)        (78,632)
                                                       ============    ============    ============    ============    ============


Basic weighted average common shares outstanding         46,700,000      38,573,171      46,700,000      38,350,000      45,950,030
                                                       ============    ============    ============    ============    ============

Basic Loss per common share                            $     0.0005    $    (0.0024)   $     0.0020    $     0.0030    $    (0.0017)
                                                       ============    ============    ============    ============    ============

             Read the accompanying summary of significant notes to financial statements, which are an integral part of this financial statement

NOTE 1 -BASIS OF PRESENTATION

The accompanying Unaudited financial statements of Sword Comp-Soft Corp. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in Sword Comp-Soft Corp's on Form SB-2 as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that effect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - Revenue Recognition

The company recognizes revenue from technology related services, such as data storage and consulting. Revenue is recognized when the service is performed.

 In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provide guidance for disclosures related to revenue recognition policies. Management believes that Sword Comp-Soft Corp's revenue recognition practices are in conformity with the guidelines of SAB 101.

NOTE 3 - NET LOSS PER SHARE

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Options and warrants are not considered since considering such items would have an antidilutive effect.


NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net income (loss) of $22,057 and $(9,401) for the three months and nine ended August 31, 2001 as well as reporting net losses of (78,632) from inception (November 2, 1998) to August 31, 2001. As reported on the statement of cash flows, the Company had positive cash flows from operating activities of $30,791 for the nine months ended August 31, 2001 and has reported deficient cash flows from operating activities of $(349,904) from inception (November 2, 1998). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and seek new expansive areas in on-line healthcare sector.
Management anticipates that additional investments will be needed to develop an effective sales and marketing program before the organization will generate sufficient cash flow from operations to meet current operating expenses and overhead. The Company has offered up to 12,500,000 shares of its common stock as $4.00 per share on a best efforts basis which would allow the Company to have immediate use of all funds raised regardless of how many shares are sold. Management believes it will require a minimum of $700,000 to implement its operating plan, including an operational ASP by November 30, 2001, which will generate and produce enough revenue to allow the company to achieve a break-even point.

Item 2. Plan of Operation.

The following discussion should be read in conjunction with the financial statements and related notes which are included elsewhere in this prospectus. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions and our ability to market our product.

Some of the statements hereunder are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions and other statements contained herein that are not statements of historical fact. You can identify these statements by words such as "may," "will," "should," "estimates," "plans," "expects," "believes," "intends" and similar expressions. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements.

Sword Comp-soft Corp.'s main goal is to bring interactive healthcare information services utilizing the Internet to the consumer, in lay terms, to allow the consumer to make educated choices in the area of health care. Its plan is to offer knowledge and service databases that allows the end user to access what they, as individuals, need. Sword has developed technology, now in its final testing stage, that combines a large volume of healthcare information in conjunction with the ability to selectively generate only that which the consumer wishes to know. The programs, known as ASPs, are geared to very specific areas and, thus, allows the subscriber to pick and choose, as per their healthcare preference. The interactivity means that the program will keep prompting consumers until their questions have been fully answered or their needs met to the consumer's satisfaction. We now have what we believe is some of the most advanced technology currently available in our area of e-healthcare and our interactive website is expected to be operational by 4th quarter 2001.

The methodology of empowering the consumer, vis-a-vis their own health needs, broadens the overall health sector knowledge base and allows for intelligent, well thought out courses of action by the consumer when dealing with their professional health provider. Eachof the applications is uniquely tailored to the particular needs of that consumer and their areas of concern. Our on-line medical services will be interactive, a dialogue between the consumer and the applications.

There are over 15,000 health-based internet sites as reported by Business 2.0 magazine, in its March 1999 edition. Almost all of these are what Jupiter Communications dubbed "informational" i.e., they are one-way content providers and serve essentially the function of being an electronic medical encyclopedia. The e-healthcare industry is adopting new business models and we believe that these new trends will provide significant investments opportunities.

The ASP system works as a communication program, which accumulate data for individuals through a question and answer interface, much like mimicking the Patient/Doctor interaction.

On May 29, 2000, Millenia Hope Inc. acquired thirty-five million seven hundred thousand (35,700,000) shares of SWORD COMP-SOFT INC., this being the 51% of SWORD's authorized capital, in exchange for five million (5,00,000) common shares, valued at $129,478 based on the net tangible asset value of Millenia Hope and five million warrants (5,000,000) entitling the registered holder thereof to purchase at any time from that date for a period of three (3) years, one share of common stock at a price of two dollars (2).

We hope to benefit from our relationship with Millenia Hope, Inc., our controlling shareholder, in several ways. Millenia's scientific advisory committee, comprised of MD's and P.H.D.s with a wide range of expertise, will lend valuable assistance to Sword, as it brings to the market its medical ASPs. Further, their breadth of knowledge and varied specializations should help to generate ideas and data to aid in the production of other medical ASPs.

Our first application service is currently expected to be available by the 4th quarter of 2001. The marketing plan for the first year of operations is to concentrate on the North American market and to focus, particularly during the balance of this year, on opportunities that have been identified for or by the top pharmaceutical companies. We will try to complete formal contracts with a few of the major pharmaceutical companies, and also market directly to consumers on an annual fee or pay per use basis.

Initially, our interactive health service applications will be promoted primarily via our web site, internet on-line advertising and by an aggressive effort to recruit specific web communities (a group of like minded Internet users with similar interests) that are health and well being oriented. Co-parenting, the joining of two products/services or ideas presented as a single corporate message, will be employed in tandem with major medical and not for profit organizations to raise the profile of our offering. As interest grows commensurately, we will employ a wider choice of media outlets to promote our website, Medicocenter.com

A recent American Medical Association survey that shows fewer than 40 percent of doctor's use the Web as part of their practice contrasts with the fact that more than 100 million consumers are looking to the Internet for health information. Health Information on-line is a huge and growing segment of the Healthcare industry, whose sales are predicted to rise to $10 billion by the year 2004. In the same release (Jupiter Communications Inc. January 2000) reported that 45% of on-line consumers access the Internet for health information.

Based on our internal financial and marketing studies, we believe that our sales targets are achievable taking into account market trends and the quality of our products. We hope to have revenues from several sources, including but not exclusive of Internet site hosting, software consultations and our ASPs during fiscal 2002. The latter source we expect will become our primary revenue producer. We anticipate that our monthly rate of expenditures, once we commence sales, will be approximately $60,000 and $80,000 depending on such variables as our level of advertising and marketing.

SWORD will attempt to generate funds in a number of ways. As previously mentioned, we will earn some revenue from Internet hosting and software consulting. Our APS's with which we expect to generate the bulk of our income in the future, will be available to the individual consumer usage. Also, consumers could access an individual ASP on a pay per use basis.

We will also be soliciting pharmaceutical and other healthcare corporations to purchase advertising space on our website, a natural fit as the consumers accessing our website will be interested in health and wellness. As various ASPs come on line we will gear our sales efforts to mesh the individual ASP to the Company whose market is the specific area covered by that particular ASP.

Sword is planning to hold discussions with insurance carriers to have them pay the company directly for their customer's use of our medical site. This should be a mutually beneficial arrangement, as the insurance company will have better educated customers, making more intelligent wellness choices and saving their corporations money in the future. The Company gains by having a solid steady fee base.

We also hope to enter into agreement with pharmaceutical and other health care corporations to sell them the raw data we collect, i.e. number of people with questions relating to a specific illness, how many people on our database have pre-operative problems etc.

Liquidity and cash flow needs of the company

From December 1st, 2000 to August 31, 2001 the company incurred operating expenses and interest expenses in the amount of $229,780 while recording net cash revenues of $220,379. From September 1st, 2001 to November 30th, 2001, the fiscal year end, the company anticipates that its net cash flow needs, including that of its subsidiary, will be $30,000 primarily to cover day operating expenses. These funds will be covered by revenue received and any shortfalls will be met by the officers and certain shareholders as previously outlined.

On August 31, 2001, Mr. Raymond Roy joined the Board of Directors of Sword Comp-Soft Corp. as an outside director.

Mr. Roy received his Bachelor of Commerce degree with specialization in Accounting and Finance from Sir George Williams University in 1974. In 1975 he received his Canadian Securities License. From 1971-1977 he worked in the money market and bond department of Mcleod, Youngand Wier. From 1978-1985 he was the manager of the Institutional Bond Department of Midland Doherty. From 1986-1990 he worked as a senior trader in bonds and money market funds for both Osler Inc. and the Royal Bank of Canada. From 1991-1994 he was the manager of the Institutional Money Market for both Marleau Lemire and Whalen Beliveau. Since 1995 he has been self employed as a money market consultant specializing in derivatives for the Montreal Stock Exchange.

Mr. Roy, as evidenced by his broad fincial acumen, will aid Sword greatly in matter relating to the financial markets, funds managements and overall fiscal soundness.


Part II other information

Item 2: Sales of Unregistered securities


(b) Reports on Form 8-K

      None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              SWORD COMP-SOFT CORP.
                                                  (Registrant)



Dated October 15, 2001                      By:  /s/  Leonard Stella
                                                 Chief Operating Officer