Form 10-Q
period 2001-05-31
SWORD COMP SOFT CORP
filed 2001-11-19
CIK 1126162

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date : At May 31, 2001 Issuer had 46,700,000 outstanding shares of Common Stock.


                                      INDEX

PART I:  FINANCIAL INFORMATION


     Item 1. Financial Statements

          Balance Sheet (Unaudited) at May 31, 2001 Statements of Operations (Unaudited) for the three months and six months ended May 31, 2001 and May 31, 2000 and from inception (November 2, 1998) to May 31, 2001. Statement of Cash Flows (Unaudited) for the six months ended May 31, 2001 and May 31, 2000 and from inception (November 2, 1998) to May 31, 2001. Notes to the Financial Statements (Unaudited)

                              SWORD COMP-SOFT CORP.
                      (A COMPANY IN THE DEVELOPMENT STATE)
                                  BALANCE SHEET
                                 AT MAY 31, 2001
                                   (UNAUDITED)


                       Assets

Current Assets
     Cash                                                             $     118
     Note Receivable - 3rd Party                                        152,142
     Note Receivable - Related Party                                    176,142
                                                                      ---------

       Total current assets                                             328,362
Property and equipment, net                                              54,860
Investment in Parent                                                    129,478
                                                                      ---------

       Total assets                                                     512,700
                                                                      =========


           Liabilities and Shareholder's Equity

Current Liabilities
     Accounts payable and accrued liabilities                            12,291
     Note Payable - Related party                                       196,619
                                                                      ---------

       Total current liabilities                                        208,910

 Shareholder's Equity
     Common Stock, $.0001 par value; authorized                           4,670
          70,000,000 shares; issued and outstanding 46,700,000
     Paid in Capital                                                    399,809
     Deficit accumulated during the development stage                  (100,689)
                                                                      ---------

       Total Shareholder's Equity                                       303,790

        Total liabilities and shareholder's equity                    $ 512,700
                                                                      =========


           Read the accompanying summary of significant notes to financial statements, which are an integral part of this financial statement

                              SWORD COMP-SOFT CORP.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED MAY 31, 2001 AND 2000
              FROM INCEPTION NOVEMBER 2, 1998 THROUGH MAY 31, 2001
                                   (UNAUDITED)


                                                                                                              Inception
                                                                                  Six months ended         November 2, 1998
                                                                                                               through
                                                                            May 31, 2001    May 31, 2000     May 31, 2001
                                                                            ------------    ------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                             $(31,458)       $ (22,306)       (100,689)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
     Depreciation and amortization                                              13,898             --            20,474
     Accrued interest expense                                                    6,895             --             9,400
     Accrued interest income                                                    (5,087)            --            (9,525)
Changes in Operating assets and liabilities:
              Receivables                                                         (365)        (110,014)       (318,719)
              Accounts Payable                                                  10,041            4,500          12,291
                                                                              --------        ---------        --------

Net cash provided by/(used in) operating activities                             (6,076)        (127,820)       (386,968)


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Property and equipment                                              (1,333)          (8,221)        (60,335)
                                                                              --------        ---------        --------

Net cash provided by/(used in) investing activities                             (1,333)          (8,221)        (60,335)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Sales of common stock                                                           --            156,262         156,262
  Payment of cmmon stock subscriptions receivable                                 --             20,407         103,739
  Notes payable, related party                                                  (6,613)            --           187,420
                                                                              --------        ---------        --------

Net cash provided by/(used in) financing activities                             (6,613)         176,669         447,421
                                                                              --------        ---------        --------


Net increase (decrease) in cash and cash equivalents                           (14,022)          40,628             118
Cash and cash equivalents, beginning of period                                  14,140             --              --
                                                                              --------        ---------        --------

Cash and cash equivalents, end of period                                      $    118        $  40,628             118
                                                                              ========        =========        ========


Supplemental Schedule of noncash investing and financing activities:
                                                                                                 15,000          15,000
On April 30, 2000, the company issued 600,000 shares of common stock in settlement of computer equipment purchased from its officers



           Read the accompanying summary of significant notes to financial statements, which are an integral part of this financial statement

                              SWORD COMP-SOFT CORP.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF OPERATIONS
                      FOR THE 3 MONTHS AND SIX MONTHS ENDED
                             MAY 31, 2001 AND 2000
              FROM INCEPTION NOVEMBER 2, 1998 THROUGH MAY 31, 2001
                                   (UNAUDITED)


                                                                Three months                    Six Months             Inception
                                                                   ended                          Ended             November 2, 1998
                                                                  May 31,                        May 31,                Through
                                                                  -------                        -------

                                                            2001            2000           2001           2000        May 31, 2001
                                                        ------------    -----------    ------------    -----------    ------------

Revenues:                                               $     59,655           --      $    153,464           --      $    425,958

Cost of Revenues:                                             52,103           --           156,208           --           364,210

                                                        ------------    -----------    ------------    -----------    ------------
                                                               7,552           --            (2,744)          --            61,748

Operating Expenses:
       Marketing                                                --             --             1,255           --            44,799
       Rent                                                    4,500          1,333           9,000          1,333          20,870
       Selling, general and administrative expenses            7,778         20,973          16,651         20,973          96,893

                                                        ------------    -----------    ------------    -----------    ------------
Total Operating Expenses                                      12,278         22,306          26,906         22,306         162,562

                                                        ------------    -----------    ------------    -----------    ------------
          Income/(Loss) before other income (expense)         (4,726)       (22,306)        (29,650)       (22,306)       (100,814)

Other income (expense):
       Interest income - 3rd party                             1,167           --             2,417           --             4,668
       Interest income - Related party                         1,426           --             2,670           --             4,857
       Interest expense - Related party                       (3,427)          --            (6,895)          --            (9,400)
                                                        ------------    -----------    ------------    -----------    ------------
          Total other income (expense)                          (834)          --            (1,808)          --               125


Net income/(Loss)                                             (5,560)       (22,306)        (31,458)       (22,306)       (100,689)
                                                        ============    ===========    ============    ===========    ============


Basic weighted average common shares outstanding          46,700,000     38,450,000      46,700,000     38,300,000      45,700,750
                                                        ============    ===========    ============    ===========    ============

Basic Loss per common share                             $    (0.0001)   $ ( 0.0006)    $    (0.0007)   $   (0.0006)   $    (0.0022)
                                                        ============    ===========    ============    ===========    ============


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


NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $5,560 and $31,458 for the three months and six ended May 31, 2001 as well as reporting net losses of $100,689 from inception (November 2, 1998) to May 31, 2001. As reported on the statement of cash flows, the Company had negative cash flows from operating activities of $6,076 for the six months ended May 31, 2001 and has reported deficient cash flows from operating activities of $386,968 from inception (November 2, 1998). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and seek new expansive areas in on-line healthcare sector. Management anticipates that additional investments will be needed to develop an effective sales and marketing program before the organization will generate sufficient cash flow from operations to meet current operating expenses and overhead. The Company has offered up to 12,500,000 shares of its common stock as $4.00 per share on a best efforts basis which would allow the Company to have immediate use of all funds raised regardless of how many shares are sold. Management believes it will require a minimum of $700,000 to implement its operating plan, including an operational ASP by November 30, 2001, which will generate and produce enough revenue to allow the company to achieve a break-even point.

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

Liquidity and cash flow needs of the company

From December 1st, 2000 to May 31, 2001 the company incurred operating expenses and interest expenses in the amount of $183,114 while recording net cash revenues of $153,464. From June 1st, 2001 to November 30th, 2001, the fiscal year end, the company anticipates that its net cash flow needs, will be $108,000 primarily to cover day to day operating expenses. These funds will be covered by revenue received and any shortfalls will be met by the officers and certain shareholders as previously outlined.

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



                                              SWORD COMP-SOFT CORP.
                                                  (Registrant)



Dated October 19, 2001                      By:  /s/  Leonard Stella
                                                 Chief Operating Officer