Form 10KSB
period 2001-11-30
SWORD COMP SOFT CORP
filed 2002-03-19
CIK 1126162

SWORD COMP-SOFT CORP.

                               Filing Type: 10KSB

                           Description: Annual Report

                          Filing Date: March 15, 2002

                         Period End: November 30, 2001




                             Primary Exchange: N/A

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the fiscal year ended     November 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 ESCHANGE ACT OF 1934

For the transition period from____________ to _______________

Commission file number ___________________

                             SWORD COMP-SOFT CORP.
                 (Name of small business issuer in its charter)

            Delaware                              98-022951
   State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
  Incorporation or Organization)

   4055 St. Catherine West, Suite 133               H3Z 3J8
 (ADDRESS OF principal Executive Offices)           Zip Code

Issuer's telephone number:  (514) 821-5151

Securities registered pursuant to section 12 (b) of the Act:   None

Securities registered pursuant to Section 12 (g) of the Act" Common stock, par value $0.0001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   __X__    NO _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $267,625

SWORD COMP-SOFT CORP.

FORM 10-KSB ANNUAL REPORT

TABLE OF CONTENTS
SECTION

PART 1

Item 1.  Business

Item 2.  Properties

Item 3   Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

Item 7.  Financial Statements and Supplementary Data

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 9.  Directors and Executive Officers of the Registrant

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

PART IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

DESCRIPTION OF BUSINESS

(a) Business Development

     Sword Comp-Soft Inc. ("Sword") was organized on November 2, 1998. Its main goal is to bring interactive healthcare information services utilizing the Internet to the consumer, in lay terms, to allow the consumer to make educated choices in the area of health care. Its plan is to offer knowledge and service databases that allows the end user to access what they, as individuals, need.

(b) Business of Issuer

     Sword has developed technology, now in its final development stage, that combines a large volume of healthcare information in conjunction with the ability to selectively generate only that which the consumer wishes to know. The programs, known as ASPs, are geared to very specific areas and, thus, allows the subscriber to pick and choose, as per their healthcare preference. The interactivity means that the program will keep prompting consumers until their questions have been fully answered or their needs met to the consumer's satisfaction. At the current time, we do not have any significant customer base in place nor have we locked in any solid revenue stream for the future and our interactive website is not yet operational.

     Sword Comp-Soft Corp., based in Montreal, Canada, is a new Application Service Provider (ASP) initially investing in the e-healthcare sector. Application Services, a rapidly growing segment of the Internet economy, is the term used to describe internet providers that focus on a single topic or issue in a conversational manner. We were initially formed in November 1998 and are currently at the end of the development phase and preparing to begin commercial activity in the second quarter of 2002. We now have what we believe is some of the most advanced technology currently available in our area of e-healthcare though our interactive website is not yet operational.

     Our application service technology was developed over the past 3 years and is an outgrowth of existing technology used for data base management. Sword's expertise, honed through testing and debugging, has taken this technology and made it interactive. Our smart database technology uses a quasi-artificial intelligence. From the customer's responses to a first set of questions, the application service formulates a second set of questions. This process continues until the customer is satisfied that they have received a complete and comprehensive set of answers to their queries.

     Our team of experts in this field, Mr. Anthony Ierfino - President/CEO, Dr. Raafat Saade - Vice President - Data and Information and Mr. Abdulmajid Sharif - Chief Technical Officer, were all involved with the aforementioned process. The 3 officers/directors, besides being involved directly with the many aspects of our project, also supervise contracted individuals who handle the programming tasks and possess the technical expertise to bring our products to market.

     We are finishing work on our first application service, health and overall wellness and believe that we will be in a position to offer a range of application services designed around the concept of providing a series of useful, on-line interactive health services and facilities in an attractive, convenient format to people in their personal electronic environments. These application services include the identification and personal logging of disease(s) and strategies to cope with long term health issues from nutrition, wellness and health in a "patient driven" format.

     Essentially, the subscribers use application programs to create, store and transact medical data on the application server, for example: the interactive on-line health service will record similar data to that usually given to a primary health care worker, such as a doctor or a nurse, and create an overall profile of individual health needs. Each application will relate to a specific disease, drug, or part of the human anatomy on a pay per use basis, although this fee may be sponsored. We also plan to offer pre-operative processing support.

     We are planning to work on drug ASPs to enhance data for real trials and encourage and remind patients to take all their prescriptions on a timely and complete basis. This important data, on an ever-increasing number of patients for that particular drug or course of treatment, is of great value.

     Consumers will be able to access the Company's Internet medical site, www.medicocenter.com, and receive an individualized assessment based on their current health level and a nutritional plan designed to enhance the quality of their life and well being in the future. If, for example, a consumer has concerns about the onset or worsening of high blood pressure, he or she can engage in an interactive dialogue with the ASP to establish signposts to gauge the extent of the problem in conjunction with their physician. Following this, a detailed list of preventive measures and chronic treatment support will be provided to allow the consumer alternative choices as to a course of action best suited to their life situation. Our interactive website is not yet operational although operations are expected to begin imminently.

PRODUCT DIFFERENTIATION

     The methodology of empowering the consumer, vis-a-vis their own health needs, broadens the overall health sector knowledge base and allows for intelligent, well thought out courses of action by the consumer when dealing with their professional health provider. Each of the applications is uniquely tailored to the particular needs of that consumer and their areas of concern.

     Our on-line medical services will be interactive, a dialogue between the consumer and the applications. Our goal is to position us so that, in the e-healthcare sector, our services are always perceived as being a rich and diverse source of information in a user friendly, interactive, individualized format. The clarity and consistency of that message will be monitored on an ongoing basis so that it meshes seamlessly with the changing needs and concerns of the consumer pool.

     There are over 15,000 health-based internet sites as reported by Business
2.0 magazine, in its March 1999 edition. Almost all of these are what Jupiter Communications dubbed "informational" i.e., they are one-way content providers and serve essentially the function of being an electronic medical encyclopedia. A few are transactional such as on-line pharmacies. The e-healthcare industry is adopting new business models and we believe that these new trends will provide significant investment opportunities.

     According to Forrester Research, the ASP market is expected to grow to more than $21 billion in 2001. Forrester defines an application server as a software server product that supports individual users with an integrated group of computer capabilities. (June 2000). The message from the aforementioned report was that, consumers are seeking alternative choices

     The ASP system works as a communication program, which accumulate data for individuals through a question and answer interface, much like mimicking the Patient/Doctor interaction.

     The ASP then accesses our inference engine, a knowledge database that is able, using an artificial intelligence, to tie together diverse groups of facts, which will generate a report to the consumer. We are a proprietary Application Service Provider in the Business to Consumer, otherwise known as the "B-2-C," segment. Currently we find our product to be unique in this segment of consumer e-healthcare.

     One of the large players in e-healthcare, e-MedSoft.com, describes themselves as providing management systems for health care companies. That system allows professionals (not the average consumer), in different locations, to access health care data from anywhere with an Internet hook-up. The Trizetto Group is also in the Business-to-Business segment. Neither of these companies addresses the final consumer, the segment that we will be servicing.

     The major limiting factor in this industry is that, at present, the aforementioned companies' solutions are too expensive for the average consumer. Our applications hope to remedy this situation. Although e-Medsoft.com, Trizetto and others may evolve to deal with consumers, we that will take place only in the future as they are now engaged in putting new web sites onto their existing systems as opposed to new systems designed specifically for the new consumer trends. Significant corporate settlement of healthcare costs may be available to our Medicocenter web site to link our consumers with professional organizations i.e. Insurance company payments etc. that pay for health expenditures. This should be a mutually beneficial arrangement as the insurance company will have better educated customers making more intelligent wellness choices. SWORD gains by having a solid fee base.

PRODUCT MARKET

     The business model we developed takes into account a number of features of the new consumer empowerment for healthcare:

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

     We believe that the consumer "dependency" on the medical system is shifting to a self-directed model as healthcare budgets and patient tolerance erodes. The article entitled Patients, Heal Thyselves by Lindsey Arent (May. 20, 1999) states "If the researchers at the Center for Future Health have their way, your yearly checkup could be a thing of the past." We believe our ASP will be part of this gradual change of the healthcare consumer's attitude.

MARKETING AND SALES

     The first application service, health and overall wellness, is currently expected to be available by the 2rd quarter of 2002. The marketing plan for the first year of operations is to concentrate on the North American market and to focus, particularly during the balance of this year, on opportunities that have been identified for or by the top pharmaceutical companies. We will try to complete formal contracts with a few of the major pharmaceutical companies, and also market directly to consumers on an annual fee or pay per use basis.

     Initially, our interactive health service applications will be promoted primarily via our web site, internet on-line advertising and by an aggressive effort to recruit specific web communities (a group of like minded Internet users with similar interests) that are health and well being oriented. Co-parenting, the joining of two products/services or ideas presented as a single corporate message, will be employed in tandem with major medical and not for profit organizations to raise the profile of our offering. As interest grows commensurately, we will employ a wider choice of media outlets to promote our website, Medicocenter.com

     Based on our internal financial and marketing studies, we believe that our sales targets are achievable taking into account market trends and the quality of our products. We alresdy have revenue from internet site hosting and software consultations, and expect to generate further revenues from our ASPs during fiscal 2002. The latter source, we expect will become our primary revenue producer. We anticipate that our monthly rate of expenditures, once we commence sales, will be approximately $60,000 and $80 000 depending on such variables as our level of advertising and marketing.

     SWORD will attempt to generate funds in a number of ways. As previously mentioned, we already earn revenue from Internet hosting and software consulting. Our APS's, with which we expect to generate the bulk of our income in the future, will be available to the individual consumer for an annual fee. This might be a flat fee or a graded fee based on consumer usage. Also, consumers could access an individual ASP on a pay per use basis.

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

LEGAL PROCEEDINGS

     We are not involved in any material legal proceedings

EMPLOYEES

     Contracts for officers and employees, have not yet been signed.

     At the current time the following five officers are its only employees:

     MR. ANTHONY IERFINO, President and CEO, devotes 4 1/2 days a week to SWORD Comp- Soft Corp. He is involved in all technical aspects of the business as well as overall strategic and financial planning. He devotes one day a week to his other company, Payment Central. There are no conflicts of interest that have arisen between SWORD and his other company.

     MR. LEONARD STELLA, Chief Operating Officer, devotes 1 1/2 days a week to the Company. He is involved with financial planning and oversight as well as contributing to overall strategy. As he is also the Chief Operating Officer of our parent corporation, Millenia Hope Inc., conflicts of interest do not arise.

     DR. CHRISTOS TSOUKAS, devotes a total of 1 day a week to the company. His medical expertise is applied to our ASP's both in the reviewing of and adding to our health care database. To date, no conflicts of interest have arisen between Dr. Tsoukas' work for SWORD and his job at the McGill AIDS Center.

     DR. RAAFAT SAADE, devotes 3 1/2 days a week to SWORD. He is responsible for the coordination and collation of data and information in order to get the ASP's onto the Internet. As SWORD has recently taken up more of his working time, he has cut back, on his other work and lectures, to accommodate this.

     MR. ABDULMAJID SHARIF, works 4 days a week for SWORD. His expertise is in the physical running of all our computer networks, both software and hardware. He, together with Dr. Saade and Mr. Ierfino, is responsible for bringing a quality product to the consumer. Mr. Sharif's other consulting work is not an impediment to nor is it in the same area as the SWORD work.

     Although the aforementioned five officers, to a greater or lesser extent, do not work full time for SWORD; each one devotes an adequate amount of time to accomplish his role in the corporate structure. Whenever it is necessary, each of these officers puts in work time over and above their regularly scheduled workday.

ITEM 2 DESCRIPTION OF PROPERTIES

     Our facilities are located in approximately 800 square feet of leased office space located at 4055 St. Catheirne St. West, Suite 133, Montreal, Quebec at an annual rent of $18,000 to June 2005 renewable for another 5 years at that time

ITEM 3 LEGAL POCEEDINGS

     None

ITEM 4 ITEMS SUBMITTED TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

(a)  Market in Formation

     At current there is no public market for Sword Comp-Soft Corp.shares. The company has filed, via its market maker, documentation with the NASD to allow it to be traded on the public market.

     Of the 47,110,000 shares of common stock outstanding, 34,110,000 shares are currently subject to the resale restrictions and limitations of Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction ofcertain other conditions, a person, including an affiliate, or persons whose shares are aggregated with affiliates, who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed 1% of the total number of outstanding shares of the same class. In the event the shares are sold on an exchange or are reported on the automated quotation system of a registered securities association, you could sell during any three-month period the greater of such 1% amount or the average weekly trading volume as reported for the four calendar weeks preceding the date on which notice of your sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who has not been an affiliate for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

(b)  Holders

     As of November 30, 2001, there were 201 holders of the Company's common stock.

(c)  Dividends

     The Company has had no earnings to date, nor has the Company declared any dividends to date. The payment by the Company of dividends, if any, in the future, rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Company has not declared any cash dividends since inception, and has no present intention of paying any cash dividends on its Common Stock in the foreseeable future, as it intends to use earnings, if any, to generate growth.

(d) Recent Sales of Unregistered Securities.

Common Stock

     In March/April 2000 Sword sold 11,000,000 common shares at a price of $0.025 under the exemption from registration under Regulation D, Rule 504 for U.S. persons and Regulation S for non-U.S. persons.

     In May 2000 Sword exchanged 35,700,000 common shares with, Millenia Hope Inc. in a non-public transaction pursuant to the exemption contained in section 4(2). In return it received 5,000,000 common shares of Millenia Hope Inc. valued at $0.0036 per share and 5,000,000 warrants entitling them to purchase one common share per one warrant for $2 up to May 29, 2003.

     In September 2001 Sword sold 30,000 shares at a price of $4 per share pursuant to its Registration Statement. These shares were sold under the exemption contained in Regulation S.

     In November 2001, Sword sold 380,000 shares at a price of $0.50 per share. These shares were sold under the exemption contained in Regulation S.

(a)  Common or Preferred Stock

     The Company is authorized to issue 70,000,000 shares of Common Stock, $0.0001 par value, of which 47,110,000 shares were issued and outstanding as of the date hereof. Each outstanding share of Common Stock is entitled to one (1) vote, either in person or by proxy, on all matters that may be voted upon the owners thereof at meetings of the stockholders.

     The holders of Common Stock (i) have equal ratable rights to dividends from funds legally available therefore, when and if declared by the Board of Directors of the Company; (ii) are entitled to share ratably in all of the assets of the Company available for distribution to holders of Common Stock upon liquidation, dissolution or winding up of the affairs of the Company; (iii) do not have preemptive, subscription or conversion rights, or redemption or sinking fund provisions applicable thereto; and (iv) are entitled to one non-cumulative vote per share on all matters on which stockholders may vote at all meetings of stockholders.

     Holders of Shares of Common Stock of the Company do not have cumulative voting rights, which means that the individuals holding Common Stock with voting rights to more than 50% of eligible votes, voting for the election of directors, can elect all directors of the Company if they so choose and, in such event, the holders of the remaining shares will not be able to elect any of the Company's directors.

(b)  Debt Securities.

     The Company has not issued any debt securities to date.

(c)  Other securities to be Registered

     None.

ITEM 6. MANAGEMNET'S DISCUSSION AND ANALYSIS OF FINACIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

     Some of the statements under "Plan of Operations," "Business" and elsewhere in this registration statement are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions and other statements contained herein that are not statements of historical fact. You can identify these statements by words such as "may," "will," "should," "estimates," "plans," "expects," "believes," "intends" and similar expressions. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements.

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

     SWORD COMP-SOFT CORP. is an (ASP) Application Service Provider incorporated in November 1998 specializing in the E-Healthcare sector.

     Application services, a rapidly growing segment of the Internet economy, are those that focus on a single topic or issue in a conversational manner. Sword has what it believes is some of the most advanced technology currently available in the field of e-Healthcare and that it will be in a position to offer a range of application services designed around the concept of providing a series of useful, on line interactive health services and facilities in an attractive, convenient format to people in their electronic environments. These application services include the identification and personal logging of disease(s) and strategies to cope with long term health issues from nutrition, wellness and health in a "patient driven" format.

     Essentially, the subscribers use application programs to create, store and transact medical data on the application server, for example, the interactive on-line health service will record similar data to that usually given to a primary health care worker, such as a doctor or a nurse,, and create an overall profile of individual health needs. Each application will relate to a specific disease, drug, or part of the human anatomy on a pay per use basis although this fee may be sponsored.

     On May 29,2000, Millenia Hope Inc. acquired thirty-five million seven hundred thousand (35,700,000) shares of SWORD COMP-SOFT INC., this being the 76% of SWORD's issued capital, in exchange for five million (5,000,000) common shares, valued at$129,478 based on the net tangible asset value of Millenia Hope and five million warrants (5,000,000) entitling the registered holder thereof to purchase at any time from that date for a period of three (3) years, one share of common stock at a price of two dollars (2).

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

     Also, Mr. Leonard Stella, Chief Operating Officer of Millenia Hope, fills the same post at Sword, as well as sitting on the Board of Directors. This allows Sword to benefit from Mr. Stella's fiscal expertise and Millenia's guidance in its financial transactions and decisions. Millenia Hope will not charge any extraneous administrative fees or download any nondirectly incurred expenses by SWORD onto its subsidiary.

     As Sword states in its Registration Statement, accepted on July 16, 2001, although our products have worldwide application, the marketing plan for the first year of operations is to cencentrate on the North American market and to focus, particularly during the balance of this year, on significant opportunities that have been identified for or by twenty of the top companies. Sword's target market is the major pharmaceutical companies.

     Sword has already started to generate revenue and has, at the end of 12 months, generated sufficient revenues to break even. By the end of its second 12 month period, Sword per its best estimate, expects to generate a net profit.

     Sword's registration statement with the Security and Exchange Commission was accepted on July 16, 2001 and it is now a reporting company. It is presently in the process of applying to the NASD to be able to trade their shares on the over The Counter Market.

     On August 31, 2001, Mr. Raymond Roy joined the Board of Directors as an outside director.

Year ended November 30, 2001 Compared to Year Ended November 30, 2000.

     Total revenue for 2000 was $272,494 and had associated direct costs of $208,002 compared to $267,625 in revenue for the same period in 2001 and associated costs of $198,958 .

     Selling, general and administrative and amortization expenses in 2000 were $35,955 and $38,995 for 2001.

     We had marketing expenses of $43,545 in year 2000. In 2001 it was only $3,104,the reason being as follows. In 2000 we had initial marketing expenses that did not recur in 2001.

     As a result of the foregoing we incurred a net loss of $57,777 for the year 2000, compared to a loss of only $1,679 for the year 2001.

Liquidity and Capital Resources

     Net cash utilized from financing, operating and investing activities from December 01, 2000, through November 30, 2001, was $15,700. At November 30, 2001, we had an accumulated deficit from operating activities of $67,378.

Effect of Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivative financial instruments as either assets or liabilities in the balance sheet and measure these instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000. We do not presently enter into any transactions involving derivative financial instruments and, accordingly, we do not anticipate that the new standard will have any effect on our financial statements.

Item 7. Financial Statements.

     The financial statements are included at the end of this Annual Report, prior to the signature page.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     On February 26,2002 we hired the firm of Richter, Usher and Vineberg to be our accountants. The previous accountant, Mr. Mark Cohen CPA resigned and has no further business with Millenia. There have been no disagreements with Mr. Mark Cohen or Richter, Usher Vineberg. Prior to our hiring of Richter et al, there was no relationship at all between Millenia and Richter.

ITEM 9. Director and Executive Officers

(a)  Directors and Executive Officers

Name                               Age      Title
----                               ---      -----
Anthony Ierfino                    25       President & CEO, Director

Leonard Stella                     39       Chief Operating Officer,
                                            Director

Dr. Christos Tsoukas, C.M.,M.D.,   52       Vice-President - Scientific
F.R.C.P., F.A.C.P                           Research and Development

Abdulmajid Sharif                  25       Chief Technical Officer,
                                            Director

Dr. Raafat G. Saade                36       Vice-President - Data Information,
                                            Director

Mr. Raymond Roy                    51       Director

MR. ANTHONY IERFINO, PRESIDENT/CEO - DIRECTOR

     Mr. Ierfino received his Bachelor of Arts degree in Computer Science from Concordia University in 1996. In 1998 he received his Microsoft certificate as a systems Engineer. Mr. Ierfino combines expert knowledge in both Internet servers and Networks. He is highly accomplished in hardware installations, routing, set-up, support, etc. of the above. That being said, his main expertise is in the Security field for both networks and the Internet. He has served as the head of Network Administration for Bell Sygma International, 1997-2000, as well as administration of over 140 Internet Web sites for Mila Consultants, 1996-1997. He also heads his own firm, Payment Central Inc that specializes in security and authorization of both credit card payment and wire transfers via voice recognition.

MR. LEONARD STELLA, COO - DIRECTOR

     Mr. Stella has a Bachelor of Arts from McGill University, and received his Graduate Diploma in Administration from Concordia University. From 1984-1985 he was the assistant administrator of the Mt. Sinai Hospital. In 1986 Mr. Stella founded and operated a residential and commercial property developer, Dominion Certified Development. In 1991, he founded Trans-Immobilia, a residential property company that he continues to run to date. In 1998 he was one of the founding partners and has the position of Chief Operating Officer of Millenia Hope Inc., a Delaware company, specializing in the biotechnology field, that is publicly traded on the NASD's OTC Bulletin Board. To Sword, he brings his administration and management skills and expertise in working for public companies, and with venture capitalists and public relations firms.

DR. CHRISTOS TSOUKAS, VICE PRESIDENT OF RESEARCH AND DEVELOPMENT

     Dr. Tsoukas received his Bachelor of Science degree from McGill University and his Medical degree from the University of Athens in 1975. In 1982 he was granted a specialization in Immunology from McGill University. Since 1982 he has been a full professor at McGill University. Since 1990, he has been the Associate Director of the McGill AIDS Center. Dr. Tsoukas is considered a leader in the development of clinical trials on AIDS as well as being one of the founders of the HIV treatment unit at the Montreal General Hospital. Also involved with the World Hemophilia Federation, he has been the guest speaker at many international symposia and is the author of many learned publications.

DR. RAAFAT G. SAADE - VICE PRESIDENT - DATA & INFORMATION - DIRECTOR

     Dr. Saade received his Bachelor of Engineering from Concordia University in 1987. This was followed by his Master's in 1990 and his Ph.D. in Engineering in 1995, all from the same Institution. Dr Saade has broad expertise in computer modeling, expert systems and interactive programming, with emphasis on the fields of health and nutrition. Dr. Saade has worked on a wide variety of projects for several corporations and Universities from 1988 to the present. These included simulation models for various corporations between 1990-1993, interactive computer aided learning system for McGill University from 1995-1996 and, more recently, the development of intelligent systems for data interpretation for Aymss Medical Systems in 1997-1998 and a medical decision support system for the Internet for Global Netcare (NASDAQ: OTC BB -GBCR) during 1998 and 1999. In 1999-2000 he was involved with a joint project with Harvard University to develop a risk assessment program for osteoporosis. Dr. Saade has published over 60 reports, projects and referred papers and continues to lecture to Industry and Universities.

MR. ABDULMAJID SHARIF, CTO (CHIEF TECHNICAL OFFICER)

     Mr. Sharif received his Bachelor of Science with honors in Physics and Mathematics from McGill University in 1997. Mr. Sharif has extensive and in-depth knowledge in both the software and hardware areas. He has served as the technology advisor to McGill University; Faculty of Science Computer Taskforce from 1997-1999 as well as the Faculty of Arts Computer Networking from 1997-1999. In 1999 he received his Microsoft certificate as a Systems Engineer and as a professional and Internet expert. Since 1995, Mr. Sharif has worked in various faculties and projects for McGill University. He is an expert in Internet technologies: World Wide Web, FTP, Internet Groupware with a highly specialized expertise in Internet Security. As well, Mr. Sharif has extensive knowledge in the field of networking and the integration of heterogeneous networks.

MR. RAYMOND ROY - DIRECTOR

Mr. Roy received his Bachelor of Commerce degree with specialization in Accounting and Finance from Sir George Williams University in 1974. In 1975 he received his Canadian Securities License. From 1971-1977 he worked the money market and bond department of McLeod, Young and Wier. From 1978-1985 he was the manager of the Institutional Bond Department of Midland Doherty. From 1986-1990 he worked as a senior trader in bonds and money market funds for both Osler Inc. and the Royal Bank of Canada. From 1991-1994 he was the manager of the Institutional Money Market for both Marleau Lemire and Whaelen Beliveau. Since 1995 he has been self employed as a money market consultant specializing in derivatives for the Montreal Stock Exchange. Mr. Roy, as evidenced by his broad financial acumen, will aid Sword greatly in matter relating to the financial markets, funds managements and overall fiscal soundness.

(b)  Significant Employees
     None

(c)  Family Relationships
     There are no family relationships among directors or executive officers of the company.

(d)  Involvement in certain legal proceedings
     None

(e)  Section 16 (a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities ("ten-percent shareholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent shareholders also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended November 30, 2001, all of our officers, directors and ten-percent shareholders complied with the Section 16(a) reporting requirements.

ITEM 10 EXECUTIVE COMPENASATION

(a)  General
     None

(b)  Compensation Table of Directors
     Not applicable

(c)  Options/SAR Grants table
     Not applicable

(d)  Long term incentive plan award table
     Not applicable

(e)  Compensation of directors

(f) Directors do not receive any compensation for services as memebres of the board of directors

(g)  Report on Repricing of options/SAR
     Not applicable

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of Novemebr 30, 2001, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for

     o each person known by us to own beneficially more than five (5%) percent of our outstanding common stock,

     o    each of our officers and directors and

     o    all of our officers and directors as a group.

     Each stockholder's address is c/o Sword Comp-Soft Inc., 4055 St. Catherine Street West, Suite 133, Montreal, Quebec, CANADA, H3Z 3J8

                               Number Of
                              Shares Owned
Name                          Beneficially         % of Total
----                          ------------         ----------
Millenia Hope, Inc.           32,700,000             69.41%
Anthony Ierfino (1)              120,000                 *
Leonard Stella (2)               120,000                 *
Abdulmajid Sharif (3)            120,000                 *
Christos Tsoukas (4)             120,000                 *
Raafat Saade (5)                 120,000                 *

All Officers and Directors       600,000              1.27
as a Group (5 persons)

* less than 1%

(1)  President and CEO - Director

(2)  Chief Operating Officer - Director

(3)  Chief Technical Officer_ Director

(4)  Vice President - Research and Development

(5)  Vice President - Data & Information - Director

EXECUTIVE COMPENSATION

     From our inception on November 2, 1998, through the period ended November 30, 2001, no compensation was paid to any of our executive officers.

     The company has a note payable with Claude Villeneuve, a shareholder, which is unsecured. The note has a term of one year bearing interest in the amount of 7% per annum. The amount at November 30, 2001 including interest is $211,381.

Item 13. Financial Statements and Exhibits.

(a)  List of Financial Statements filed herewith.

     Millenia Hope Inc
     (A company in the development stage)

     Independent Auditors' Report

     Balance Sheet (11/30/01 and 11/30/00)

     Statement of Operations (Year ended 11/30/01 and 7 months ended 11/30/00 and from inception to 11/30/01)

     Statement of Shareholders' Equity (Year ended 11/30/01 and 7 months ended 11/30/00 and from inception to 11/30/01)

     Statement of Cash Flows (Year ended 11/30/01 and 7 months ended 11/30/00 and from inception to 11/30/01)

     Summary of Significant Accounting Policies (year ended 11/30/01)

     Notes to the Finance Statements (year ended 11/30/01)

(b)  List of Exhibits.

                              Sword Comp-Soft Corp.
                      (A Company in the Development Stage)

                              Financial Statements
                                November 30, 2001

Sword Comp-Soft Corp.
(A Company in the Development Stage)



Financial Statements
November 30, 2001












Contents


Auditors' Report - Current Year                                                1

Auditors' Report - Prior Years                                                 2

Balance Sheet                                                                  3

Statement of Shareholders' Equity                                              4

Statement of Operations                                                        5

Statement of Cash Flows                                                        6

Notes to Financial Statements                                             7 - 12

Auditors' Report


To the Board of Directors and Shareholders of Sword Comp-Soft Corp.
(A Company in the Development Stage)


We have audited the accompanying balance sheet of Sword Comp-Soft Corp. (a company in the development stage) as at November 30, 2001 and the related statements of operations, shareholders' equity and cash flows for the year then ended and for the period from inception (November 2, 1998) to November 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from November 2, 1998 (inception) to November 30, 2000 (not presented separately herein except for the statement of shareholders' equity) were audited by other accountants whose report dated April 13, 2001 expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements for the period from November 2, 1998 (inception) to November 30, 2000 reflect a cumulative net loss of $69,231. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other accountants for the cumulative information for the period from November 2, 1998 (inception) to November 30, 2000, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at November 30, 2001 and the results of its operations and its cash flows for the year then ended and from November 2, 1998 (inception) to November 30, 2001 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has experienced an operating loss that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Richter, Usher & Vineberg (Signed)


Chartered Accountants
General Partnership

Montreal, Quebec
March 14, 2002

Auditors' Report


To the Board of Directors and Stockholders of Sword Comp-Soft Corp.
(A Company in the Development Stage)


We have audited the accompanying balance sheet of Sword Comp-Soft Corp. (a company in the development stage) as at November 30, 2000 and the related statements of operations, shareholders' equity (deficiency) and cash flows for the seven months ended November 30, 2000, the twelve month period ending April 30, 2000 and from November 2, 1998 (inception) through November 30, 2000 (the cumulative amounts in the statements of operations, shareholders' equity (deficiency) and cash flows for the period from November 2, 1998 (inception) through November 30, 2000 are not presented separately herein except for the statement of changes in shareholders' equity (deficiency)). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sword Comp-Soft Corp. as at November 30, 2000, and results of its operations and its cash flows for the seven months ended November 30, 2000, the twelve month period ending April 30, 2000 and from November 2, 1998 (inception) through November 30, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has experienced an operating loss that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Mark Cohen, C.P.A. (Signed)
A Sole Proprietor Firm

Hollywood, Florida
April 13, 2001

Sword Comp-Soft Corp.
(A Company in the Development Stage)

Balance Sheet
As At November 30, 2001

                                                                     2001                2000
===============================================================================================
Assets
Current
      Cash                                                       $    --             $  14,140
      Accounts receivable (note 4)                                  29,677                --
      Notes receivable (note 5)                                    354,925             322,792
-----------------------------------------------------------------------------------------------


                                                                   384,602             336,932

Fixed Assets (note 6)                                               50,527              67,425

Investment in Parent Company, at cost                              129,478             129,478
-----------------------------------------------------------------------------------------------

                                                                 $ 564,607           $ 533,835
===============================================================================================
Liabilities
Current

      Bank indebtedness                                              1,560                --
      Accounts payable and accrued liabilities (note 7)             18,097               2,249
      Note payable (note 9)                                        211,381             196,338
-----------------------------------------------------------------------------------------------

                                                                   231,038             198,587
Commitment (note 8)

Shareholders' Equity

Common Stock, $.0001 par value; authorized
   70,000,000 shares                                                 4,711               4,670

Paid in Capital                                                    709,768             399,809

Share Subscriptions Receivable (note 10)                          (310,000)               --

Deficit Accumulated During the Development Stage                   (70,910)            (69,231)
-----------------------------------------------------------------------------------------------

                                                                   333,569             335,248
-----------------------------------------------------------------------------------------------

                                                                 $ 564,607           $ 533,835
===============================================================================================

See accompanying notes

Approved on Behalf of the Board:

                                          Director
-----------------------------------------

                                          Director
-----------------------------------------

Sword Comp-Soft Corp.
(A Company in the Development Stage)

Statement of Shareholders' Equity
For the Year Ended November 30, 2001

                                                                       Common Stock
                                                        ---------------------------------------
                                                          Shares        Par Value        Amount
------------------------------------------------------------------------------------------------

Balance - Beginning November 2, 1998

                                                                --            --         $   --
April 30, 2000 sale of common stock                     10,400,000        0.0001          1,040

April 30, 2000 settlement of equipment purchase            600,000        0.0001             60

Net loss from inception (November 2, 1998) to
  April 30, 2000                                                --            --             --
------------------------------------------------------------------------------------------------

Balance - April 30, 2000                                11,000,000        0.0001          1,100

May 29, 2000 issue of shares in exchange for
  5,000,000 shares of Millenia Hope, Inc.               35,700,000        0.0001          3,570

May 31, 2000 collection of subscription receivable              --            --             --

June 30, 2000 collection of subscription receivable             --            --             --

Net loss - seven months ended November 30, 2000                 --            --             --
------------------------------------------------------------------------------------------------



Balance - November 30, 2000                             46,700,000        0.0001          4,670

September 15, 2001 issue of common stock                    30,000        0.0001              3

November 21, 2001 issue of common stock                    380,000        0.0001             38

Net loss -year ended November 30, 2001                          --            --             --
------------------------------------------------------------------------------------------------


Balance - November 30, 2001                             47,110,000       $0.0001         $4,711
================================================================================================
                                                                                        Accumulated
                                                                                          Deficit
                                                                          Share         during the           Total
                                                         Paid in      Subscriptions     Development       Shareholders'
                                                         Capital       Receivable          Stage             Equity
--------------------------------------------------------------------------------------------------------------------
 Balance - Beginning November 2, 1998


                                                              --             --        $      --          $      --
April 30, 2000 sale of common stock                      258,961       (103,739)              --            156,262

April 30, 2000 settlement of equipment purchase           14,940             --               --             15,000

Net loss from inception (November 2, 1998) to
  April 30, 2000                                              --             --          (11,454)           (11,454)
--------------------------------------------------------------------------------------------------------------------

Balance - April 30, 2000                                 273,901       (103,739)         (11,454)           159,808

May 29, 2000 issue of shares in exchange for
  5,000,000 shares of Millenia Hope, Inc.                125,908             --               --            129,478

May 31, 2000 collection of subscription receivable            --         20,408               --             20,408

June 30, 2000 collection of subscription receivable           --         83,331               --             83,331

Net loss - seven months ended November 30, 2000               --             --          (57,777)           (57,777)
--------------------------------------------------------------------------------------------------------------------

Balance - November 30, 2000                              399,809             --          (69,231)           335,248

September 15, 2001 issue of common stock                 119,997       (120,000)              --                 --

November 21, 2001 issue of common stock                  189,962       (190,000)              --                 --

Net loss -year ended November 30, 2001                        --             --           (1,679)            (1,679)
--------------------------------------------------------------------------------------------------------------------


Balance - November 30, 2001                             $709,768      $(310,000)       $ (70,910)         $ 333,569
====================================================================================================================

See accompanying notes

Sword Comp-Soft Corp.
(A Company in the Development Stage)

Statement of Operations
For the Year Ended November 30, 2001

                                                                                                               From inception
                                                     Twelve months      Seven months        Twelve months    (November 2, 1998)
                                                         ended              ended               ended                to
                                                     November 30,       November 30,          April 30,         November 30,
                                                         2001               2000                2000                2001
===============================================================================================================================

Revenues                                            $    267,625       $    272,494       $         --       $    540,119


Cost of Revenues                                         198,958            208,002                 --            406,960
-------------------------------------------------------------------------------------------------------------------------------

                                                          68,667             64,492                 --            133,159
-------------------------------------------------------------------------------------------------------------------------------


Operating Expenses

      Marketing                                            3,104             43,545                 --             46,649
      Rent                                                21,390             11,870                 --             33,260
      Professional fees                                   15,222             32,832                 --             48,054
      Selling, general and administrative                 20,162             29,378             11,454             60,994
      Amortization                                        18,833              6,577                 --             25,410
-------------------------------------------------------------------------------------------------------------------------------

                                                          78,711            124,202             11,454            214,367
-------------------------------------------------------------------------------------------------------------------------------

Operating Loss                                           (10,044)           (59,710)           (11,454)           (81,208)
-------------------------------------------------------------------------------------------------------------------------------

   Interest income - related party (note 9)               10,180                 --                 --             10,180
   Interest income                                            --              2,251                 --              2,251
   Interest income - parent company                       12,765              2,187                 --             14,952
   Interest expense                                      (14,580)            (2,505)                --            (17,085)
-------------------------------------------------------------------------------------------------------------------------------

                                                           8,365              1,933                 --             10,298
-------------------------------------------------------------------------------------------------------------------------------

Net Loss                                            $     (1,679)      $    (57,777)      $    (11,454)      $    (70,910)
===============================================================================================================================

Basic weighted average number of common
   shares outstanding                                 46,715,616         41,862,650             30,137         23,114,248

Basic Loss Per Common Share                         $   (0.00003)      $    (0.0014)      $    (0.3800)      $    (0.0031)
===============================================================================================================================


See accompanying notes

Sword Comp-Soft Corp.
(A Company in the Development Stage)

Statement of Cash Flows
For the Year Ended November 30, 2001

                                                                                                                  From inception
                                                                                                                   (November 2,
                                                             Twelve months    Seven months     Twelve months           1998)
                                                                 ended            ended            ended                to
                                                              November 30,     November 30,      April 30,         November 30,
                                                                  2001             2000             2000                2001
---------------------------------------------------------------------------------------------------------------------------------

Funds Provided (Used) -
    Operating Activities
        Net loss                                             $  (1,679)        $ (57,777)        $ (11,454)        $ (70,910)
           Amortization                                         18,833             6,577                --            25,410
           Accrued interest expense - note payable              14,580             2,505                --            17,085
           Accrued interest income - notes receivable          (22,945)           (4,438)               --           (27,383)
---------------------------------------------------------------------------------------------------------------------------------

                                                                 8,789           (53,133)          (11,454)          (55,798)
        Increase - Accounts receivable                         (29,677)               --                --           (29,677)
        Increase (Decrease) - Accounts payable                  15,848            (4,603)            6,852            18,097
---------------------------------------------------------------------------------------------------------------------------------

                                                                (5,040)          (57,736)           (4,602)          (67,378)
---------------------------------------------------------------------------------------------------------------------------------

    Investing Activities
        Notes receivable                                        (9,188)         (318,354)               --          (327,542)
        Additions to fixed assets                               (1,935)          (59,002)               --           (60,937)
---------------------------------------------------------------------------------------------------------------------------------

                                                               (11,123)         (377,356)               --          (388,479)
---------------------------------------------------------------------------------------------------------------------------------

    Financing Activities

        Issue of capital stock                                      --                --           156,262           156,262
        Payment of common stock subscriptions receivable            --           103,739                --           103,739
        Note payable                                               463           193,833                --           194,296
---------------------------------------------------------------------------------------------------------------------------------

                                                                   463           297,572           156,262           454,297
---------------------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents               (15,700)         (137,520)          151,660            (1,560)
Cash and Cash Equivalents
    Beginning of Period                                         14,140           151,660                --                --
---------------------------------------------------------------------------------------------------------------------------------

    End of Period                                            $  (1,560)        $  14,140         $ 151,660         $  (1,560)
=================================================================================================================================

See accompanying notes

Sword Comp-Soft Corp.
(A Company in the Development Stage)


Notes to Financial Statements
From Inception (November 2,1998)
to November 30, 2001


1.   Organization and Basis of Presentation

     Sword Comp-Soft Corp. (the "Company") was incorporated in the State of Delaware on November 2, 1998. The Company's objective is to be an Application Service Provider in the E-Health sector providing on-line interactive health services through the internet. The Company is in the development stage and is engaged in developing and marketing an interactive knowledge based application system combined with intelligent agents in order to sort, create and transact medical data. The Company has completed the technical work and testing of its interactive site. The Company is in the final stages of implementing and testing its security measures.

     Although the Company has began development, there can be no assurance that it will be able to market, sell or license its technologies to third parties to generate sufficient recurring revenues to pay its operating costs and complete the development of its technologies.

     Sword Comp-Soft Corp. prepares its financial statements in accordance generally accepted accounting principles in the United States. This basis of accounting involves the application of accrual accounting; consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. Financial statement items are recorded at historical cost and may not necessarily represent current values.

     These financial statements are expressed in U.S. Funds.

2.   Summary of Significant Accounting Policies

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain amounts included in the financial statements are estimated based on currently available information and management's judgement as to the outcome of future conditions and circumstances. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of financial statements and actual results could differ from the estimates and assumptions. Every effort is made to ensure the integrity of such estimates.

     Fair Value of Financial Instruments

     The carrying amounts of cash, accounts receivable, notes receivable, bank indebtedness, accounts payable and accrued liabilities and note payable approximate their fair values due to the short-term nature of these instruments.

     Impairment of Long-Lived Assets

     Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of ninety days or less and bank indebtedness to be cash and cash equivalents. Bank indebtedness represents outstanding cheques. Highly liquid investments are valued at quoted market prices.

     Amortization

     On the straight-line method -

         Computer equipment                                             3 years
         Leasehold improvements                                         5 years

      Repairs and maintenance are charged to operations as incurred, expenditures for significant improvements are capitalized. The cost of property and equipment retired or sold, together with the related accumulated amortization, are removed from the appropriate asset and amortization accounts, and the resulting gain or loss is included in operations.

      Revenue Recognition

      The Company's sources of revenue are expected to be from fees charged for access to the Company's Application Software Program (ASP), advertising fees to pharmaceutical and healthcare organizations to advertise on the Company's web site, sales to pharmaceutical and healthcare organizations of raw data collected by the Company's web site and ASP, software consultation, and internet site hosting.

     The Company's revenues recognized to date are software consultation and internet site hosting.

Sword Comp-Soft Corp.
(A Company in the Development Stage)


Notes to Financial Statements
From Inception (November 2,1998)
to November 30, 2001



2.   Summary of Significant Accounting Policies (Cont'd)

     Revenue Recognition (Cont'd)

     Revenue, in respect of all the services described, is recognized on completion of services. Management believes that Sword Comp-Soft Corp.'s revenue recognition practices are in conformity with the guidelines of SAB 101.

     Foreign Exchange

     Foreign currency accounts have been translated as follows:

          Monetary items - at exchange rates in effect at the balance sheet date;

          Non-monetary items - at exchange rates in effect on the dates of the transactions;

          Revenue and expenses - at average exchange rate prevailing during the year.

          Gains and losses arising from foreign currency translation are included in income.

     Loss Per Share

     Loss per common share is calculated for the basic loss per share based on the weighted-average number of common shares outstanding during the relevant periods.

     Fiscal Year Change

     During November 2000, the Company changed its fiscal year from April 30 to November 30, which is the fiscal year of its parent company, Millenia Hope Inc. These changes did not have a material impact on the Company's financial statement.

     Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards Board (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of this standard by the Company did not have a material impact on its financial condition or results of operations.

Sword Comp-Soft Corp.
(A Company in the Development Stage)


Notes to Financial Statements
From Inception (November 2,1998)
to November 30, 2001


3.   Going Concern

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $1,679 for the year ended November 30, 2001, a net loss of $57,777 for the seven months ended November 30, 2000 and a net loss of $11,454 for the twelve months ended April 30, 2000. Since inception (November 2, 1998) to November 30, 2001, the Company has reported a net loss of $70,910. As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $5,040 for the year ended November 30, 2001, negative cash flows from operating activities of $57,736 for the seven months ended November 30, 2000 and negative cash flows from operating activities of $4,602 for the twelve months ended April 30, 2000. Since inception (November 2, 1998) to November 30, 2001, the Company incurred negative cash flows from operating activities of $67,378. To date, this has been financed principally through the sale of common stock and borrowings from related parties amounting to $260,001 and $211,381 respectively.

     Management has continued to develop a strategic plan to establish a management team, maintain reporting compliance and seek new expansive areas in the on-line healthcare sector. Management anticipates that additional investments will be needed to develop an effective sales and marketing program before the organization will generate sufficient cash flow from operations to meet current operating expenses and overhead. Certain shareholders and directors have committed to fund any operating cash flow shortage during the next fiscal year until the organization can generate sufficient funds from operations to meet current operating expenses and overhead.


4.   Accounts Receivable

     The accounts receivable balance of $29,677 is receivable in Canadian currency (Cdn$46,000).


5.   Notes Receivable

                                                                           2001               2000
=====================================================================================================

      Note receivable, parent company                                    $196,830           $182,358
      Notes receivable, minority shareholders                                  --            140,434
      Notes receivable, related party (note 9)                            158,095                 --
-----------------------------------------------------------------------------------------------------

                                                                         $354,925           $322,792
=====================================================================================================

     The notes receivable are unsecured, bear interest at 7% and mature on November 30, 2002.

Sword Comp-Soft Corp.
(A Company in the Development Stage)


Notes to Financial Statements
From Inception (November 2,1998)
to November 30, 2001


6. Fixed Assets

                                                                         2001                 2000
-----------------------------------------------------------------------------------------------------

      Computer equipment                                               $72,219               $70,284
      Leasehold improvements                                             3,717                 3,717
-----------------------------------------------------------------------------------------------------

                                                                        75,936                74,001
      Accumulated amortization                                          25,409                 6,576
-----------------------------------------------------------------------------------------------------

                                                                       $50,527               $67,425
=====================================================================================================

7.   Accounts Payable and Accrued Liabilities

     Included in accounts payable is approximately $14,000 (November 30, 2000 - $Nil) payable in Canadian currency (Cdn$21,800).

8.   Commitment

     The Company has entered into a lease agreement for office space. The term of the lease begins on May 1, 2000 and terminates on June 30, 2005, with an option to renew for an additional five years.

     Minimum rental payments required under the operating lease that has initial or remaining noncancelable lease terms are approximately as follows:

      2002                                                          $   18,000
      2003                                                              18,000
      2004                                                              18,000
      2005                                                              10,500

9.   Related Party Transactions

     Accounts Payable

     Included in accounts payable is approximately $4,150 (November 30, 2000 - $Nil) due to a director of the Company.

     Note Payable

     The Company has a note payable to a shareholder of its parent corporation, Millenia Hope Inc. which is unsecured. The note has a term of one year bearing interest at 7% per annum. The amount of the note at November 30, 2001 and 2000 are $211,381 and $196,338 respectively, which includes interest payable.

     Interest expense incurred amounted to $14,580 (November 30, 2000 - $2,505).

     The notes receivable, related party are due from Liquid Asset Corp., a Company with a common chief executive officer and director with the parent company. On November 30, 2000, Liquid Asset Corp. was not a related party.

10.  Shareholders' Equity

     On April 30, 2000, the Company in accordance with its private placement offering exempt from registration requirements under section 4(2) of the Securities Act of 1933 issued 10,400,000 of common shares at $0.025 per share. The shares were issued for $156,262 for cash consideration, the balance was in exchange for a subscription receivable of $103,739.

     On April 30, 2000, the Company issued 600,000 shares to officers of the Company in settlement of computer equipment purchases. The computer equipment was capitalized at predecessor cost for an amount of $15,000.

      On May 29, 2000, the Company issued 35,700,000 shares of common stock to Millenia Hope Inc. in exchange for 5,000,000 shares of common stock of Millenia Hope Inc. and 5,000,000 warrants, each warrant entitling the Company to purchase one common share at a price of $2.00 until November 30, 2004.

     On September 15, 2001, the Company issued 30,000 shares of common stock in exchange for a non-interest bearing subscription receivable of $120,000, maturing on September 15, 2002.

      On November 21, 2001, the Company issued 380,000 shares of common stock for a non-interest bearing subscription receivable of $190,000, maturing on November 21, 2002.


11.  Income Taxes

     The Company did not provide any current or future United States federal, state or foreign income tax provision or benefit for the period presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.


12.  Comparative Figures

     The financial statements for the seven months ended November 30, 2000 and the twelve months ended April 30, 2000 were examined and reported upon by another accountant.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act, this Annual Report or Amendment was signed by the following persons in the capacities and on the dates stated:


SIGNATURE                    TITLE                       DATE

Anthony Ierfino       President, Chief               March 15, 2002
                      Executive Officer, Director

Leonard Stella        Chief Operating Officer        March 15, 2002
                            Director
                      (principal financial and
                       accounting officer)

Abdulmajid Sharif     Chief Technical Officer        March 15, 2002
                            Director

Dr. Raafat G. Saade       Vice-President             March 15, 2002
                      Data Information, Director

Mr. Raymond Roy             Director                 March 15, 2002