Form 10-Q
period 2002-02-28
SWORD COMP SOFT CORP
filed 2002-04-15
CIK 1126162

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


                                 (514) 821-5151
                 Issuer's Telephone Number Including Area Code)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date : At February 28, 2002 Issuer had 48,742,500 outstanding shares of Common Stock.


                                      INDEX

PART I:  FINANCIAL INFORMATION

     Item 1. Financial Statements

Balance sheet (Unaudited) at February 28, 2002 Statements of Operations (Unaudited) for the three months ended and February 28, 2002 and February 28, 2001and from inception (November 2, 1998) to February 28, 2002 Statement Cash Flows (Unaudited)for the three month ended February 28, 2002 and February 28, 2001 and from inception (November 2, 1998) to February 28, 2002. Notes to the financial statements (Unaudited).

                             SWORD COMP-SOFT CORP.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEET
                              AT FEBRUARY 28, 2002
                                  (UNAUDITED)


           Assets

Current Assets
     Cash                                                           $      --
     Accounts receivable                                            $    72,469
     Note Receivable - Parent company                                   185,792
     Note Receivable - Related Party                                    162,139
                                                                    -----------

       Total current assets                                             420,400
Property and equipment, net                                              47,142
Investment in Parent                                                    129,478
                                                                    -----------

       Total assets                                                     597,020
                                                                    ===========



           Liabilities and Shareholder's Equity

Current Liabilities
     Bank Indebtedness                                                      351
     Accounts payable and accrued liabilities                            27,661
     Note Payable - Related party                                       184,533
                                                                    -----------

       Total current liabilities                                        212,545

 Shareholder's Equity
     Common Stock, $.0001 par value; authorized
          70,000,000 shares; issued and outstanding 48,742,500            4,874
     Paid in Capital                                                  1,036,105
     Share Subscription Receivable                                     (636,500)
     Deficit accumulated during the development stage                   (20,004)
                                                                    -----------

       Total Shareholder's Equity                                       384,475

        Total liabilities and shareholder's equity                  $   597,020
                                                                    ===========

   Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement

                             SWORD COMP-SOFT CORP.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED FEBRUARY 28, 2002
                             AND FEBRUARY 28, 2001

          FROM INCEPTION (NOVEMBER 02, 1998) THROUGH FEBRUARY 28, 2002
                                   (UNAUDITED)


                                                                                                From inception
                                                                    Three months             (November 02, 1998)
                                                                       ended                       through
                                                       February 28, 2002   February 28, 2001   February 28, 2002
                                                       -----------------   -----------------   -----------------
Revenues:                                               $       112,658    $     93,809          $    652,777

Cost of Revenues:                                                40,154         104,105               447,114

                                                        ---------------    ------------          ------------
                                                                 72,504         (10,296)              205,663

Operating Expenses:
       Marketing                                                      0           1,255                46,649
       Rent                                                       4,500           4,500                37,760
       Professional fees                                              0           3,243                 3,243
       Selling, general and administrative expenses              19,897           5,630               151,112

                                                        ---------------    ------------          ------------
Total Operating Expenses                                         24,397          14,628               238,764

                                                        ---------------    ------------          ------------
          Income/(Loss) before other income (expense)            48,107         (24,924)              (33,101)

Other income (expense):
       Interest income -Parent company                            3,195           1,250                18,147
       Interest income - Related party                            2,778           1,244                15,209
       Interest expense - Related party                          (3,174)         (3,468)              (20,259)
                                                        ---------------    ------------          ------------
          Total other income (expense)                            2,799            (974)               13,097


Net income/(Loss)                                                50,906         (25,898)              (20,004)
                                                        ===============    ============          ============


Basic weighted average common shares outstanding             48,742,500      46,700,000            43,305,574
                                                        ===============    ============          ============

Basic Income per common share                                   $0,0010    $    (0,0005)         $    (0,0008)
                                                        ===============    ============          ============


   Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement

                             SWORD COMP-SOFT CORP.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED FEBRUARY 28, 2002
                             AND FEBRUARY 28, 2001


          FROM INCEPTION (NOVEMBER 02, 1998) THROUGH FEBRUARY 28, 2002
                                   (UNAUDITED)

                                                                                                                    From inception
                                                                        Three months         Three months        (November 02, 1998)
                                                                            ended               ended                 through
                                                                      February 28, 2002      February 28, 2001    February 28, 2002
                                                                      -----------------      -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                           50,906              $(25,898)             (20,004)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
     Depreciation and amortization                                           3,385                11,011               28,795
     Accrued interest expense-note payable, related party                    3,174                 3,468               20,259
     Accrued interest income-note receivable, parent company                (3,195)               (1,250)             (18,147)
     Accrued interest income-note receivable, related party                 (2,778)               (1,244)             (15,209)
Changes in Operating assets and liabilities:
              Note Receivable - Parent company                              14,233                (6,492)            (167,645)
              Note Receivable - Related party                               (1,266)                7,460             (146,930)
              Accounts Payable                                               9.564                 8,875               27,661
              Accounts Receivable                                          (42,792)                    0               (72469)
                                                                          --------              --------            ---------
Net cash provided by/(used in) operating activities                         31.231                (4,070)            (363,689)


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Property and equipment                                               0                (1,333)             (60,937)
                                                                          --------              --------            ---------

Net cash provided by/(used in) investing activities                              0                (1,333)             (60,937)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from, (Used in)
  Sales of common stock                                                          0                  --                156,262
  Payment of common stock subscriptions receivable                               0                  --                103,739
  Notes payable, related party                                             (30,022)               (6,397)             164,274
Bank Indebtedness                                                           (1,209)                 --                    351
                                                                          --------              --------            ---------

Net cash provided by/(used in) financing activities                        (31,231)               (6,397)             424,626
                                                                          --------              --------            ---------


Net increase (decrease) in cash and cash equivalents                             0               (11,800)                --
Cash and cash equivalents, beginning of period                                   0                14,140                 --
                                                                          --------              --------            ---------

Cash and cash equivalents, end of period                                  $      0              $  2,340            $    --
                                                                          ========              ========            =========

Supplemental Schedule of noncash investing and financing activities:

On April 30, 2000, the company issued 600,000 shares of                                                                15,000
common stock in settlement of computer equipment purchased
from its officers.


   Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement

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

These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in Sword Comp-Soft Corp's 10KSB as filed with the Securities and Exchange Commission.

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

NOTE 2 - Revenue Recognition

The company recognizes revenue from technology related services, such as internet site hosting and software consulting. Revenue is recognized when the service is performed.

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


NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported net income of $50,906 and for the three months ended Feb 28, 2002 as well as reporting net (losses) of $(20,004) from inception (November 2, 1998) to February 28, 2002. As reported on the statement of cash flows, the Company had cash flows from operating activities of $31,231 for the three months ended February 28, 2002 and has reported deficient cash flows from operating activities of $363,689 from inception (November 2, 1998). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $260,000 and notes payable, principally related party debt $164,274.

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

On May 29, 2000, Millenia Hope Inc. acquired thirty-five million seven hundred thousand (35,700,000) shares of SWORD COMP-SOFT INC., this being the 76.5% of SWORD's issued capital, in exchange for five million (5,000,000) common shares, valued at $129,478 based on the net tangible asset value of Millenia Hope and five million warrants (5,000,000) entitling the registered holder thereof to purchase at any time from that date for a period of three (3) years, one share of common stock at a price of two dollars (2).

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

Our first application service is currently expected to be available by the 2nd quarter of 2002. The marketing plan for the first year of operations is to concentrate on the North American market and to focus, particularly during the balance of this year, on opportunities that have been identified for or by the top pharmaceutical companies. We will try to complete formal contracts with a few of the major pharmaceutical companies, and also market directly to consumers on an annual fee or pay per use basis.

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

Based on our internal financial and marketing studies, we believe that our sales targets are achievable taking into account market trends and the quality of our products. We hope to have revenues from several sources, including but not exclusive of Internet site hosting, software consultations and our ASPs during fiscal 2002. The latter source, we expect, will become our primary revenue producer. We anticipate that our monthly rate of expenditures, once we commence sales, will be approximately $60,000 and $80,000 depending on such variables as our level of advertising and marketing.

SWORD generates funds in a number of ways. As previously mentioned, we already earn some revenue from Internet hosting and software consulting. These revenues helped us to break even on our day to day operations for the fiscal year ended, November 30, 2001. Our APS's with which we expect to generate the bulk of our income in the future, will be available to the individual consumer usage. Also, consumers could access an individual ASP on a pay per use basis.

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

Liquidity and cash flow needs of the company

From December 1st, 2001 to February 28, 2002 the company incurred operating expenses and interest expenses in the amount of $61,752 while recording net cash revenues of $112,658. From March 1st, 2002 to November 30th, 2002, the fiscal year end, the company anticipates that its net cash flow needs, will be $250,000 primarily to cover day to day operating expenses. These funds will be covered by revenue received and any shortfalls will be met by the officers and certain shareholders as previously outlined.

Part II other information

Item 2: Sales of Unregistered securities

Date of      Title of     Number       Consideration   Exemption       From
Sale         Security     Sold         Received        Registration    Claimed

12/01/01     Common Shares 1,632,500   $326,500         Regulation S

(b) Reports on Form 8-K

    None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              SWORD COMP-SOFT CORP.
                                                  (Registrant)



Dated April 15, 2002                      By: /s/  Leonard Stella
                                              Chief Operating Officer