Form 10-Q
period 2002-05-31
SWORD COMP SOFT CORP
filed 2002-07-15
CIK 1126162

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date : At May 31, 2002 Issuer had 48,742,500 outstanding shares of Common Stock.

                                      INDEX

PART I:  FINANCIAL INFORMATION

      Item 1. Financial Statements

Balance sheet (Unaudited) at May 31, 2002 Statements of Operations (Unaudited) for the three and six months ended and May 31, 2002 and May 31, 2001and from inception (November 2, 1998) to May 31, 2002 Statement Cash flows (Unaudited)for the six month ended May 31, 2002 and May 31, 2001 and from inception (November 2, 1998) to May 31, 2002. Notes to the financial statements (Unaudited).

      Item 2. Plan of Operations

PART II: OTHER INFORMATION

      Item 2. Sale of Unregistered Securities
      Item 6. Exhibits and Reports on Form
      Signatures

                             SWORD COMP-SOFT CORP.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEET
                                AT MAY 31, 2002
                                  (UNAUDITED)


                                     Assets

Current Assets
     Cash                                                           $      --
     Accounts receivable                                                109,500
     Note Receivable - Parent company                                   189,043
     Note Receivable - Related Party                                    169,154
                                                                    -----------

       Total current assets                                             467,697
Property and equipment, net                                              43,757
Investment in Parent                                                    129,478
                                                                    -----------

       Total assets                                                     640,932
                                                                    ===========


                      Liabilities and Shareholder's Equity

Current Liabilities
     Bank Indebtedness                                                    6,153
     Accounts payable and accrued liabilities                            44,301
     Note Payable - Related party                                       188,542
                                                                    -----------

       Total current liabilities                                        238,996

 Shareholder's Equity
     Common Stock, $.0001 par value; authorized                           4,874
          70,000,000 shares; issued and outstanding 48,742,500
     Paid in Capital                                                  1,036,105
     Share Subscription Receivable                                     (636,500)
     Deficit accumulated during the development stage                    (2,543)
                                                                    -----------

       Total Shareholder's Equity                                       401,936

        Total liabilities and shareholder's equity                  $   640,932
                                                                    ===========


        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                              SWORD COMP-SOFT CORP.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF OPERATIONS
          FOR THE 3 MONTHS AND SIX MONTHS ENDED MAY 31, 2002 AND 2001
              FROM INCEPTION NOVEMBER 2, 1998 THROUGH MAY 31, 2002
                                   (UNAUDITED)


                                                               Three months                   Six Months              Inception
                                                                  ended                         Ended              November 2, 1998
                                                                  31-May                        31-May                 Through
                                                                  ------                        ------
                                                            2002           2001           2002           2001        May 31, 2002
                                                        ------------   ------------   ------------   ------------  ---------------

Revenues:                                               $     58,128   $     59,655   $    170,696   $    153,464   $    710,905

Cost of Revenues:                                             32,096         52,103         72,250        156,208        479,210

                                                        ------------   ------------   ------------   ------------   ------------
                                                              26,032          7,552         98,446         (2,744)       231,695

Operating Expenses:
       Marketing                                                --             --             --            1,255         46,649
       Rent                                                     --            4,500          4,500          9,000         37,760
       Selling, general and administrative expenses           11,444          7,778         31,341         16,651        165,799

                                                        ------------   ------------   ------------   ------------   ------------
Total Operating Expenses                                      11,444         12,278         35,841         26,906        250,208

                                                        ------------   ------------   ------------   ------------   ------------
          Income/(Loss) before other income (expense)         14,588         (4,726)        62,605        (29,650)       (18,513)

Other income (expense):
       Interest income - Parent                                3,251          1,167          6,446          2,417         21,398
       Interest income - Related party                         2,851          1,426          5,629          2,670         18,060
       Interest expense - Related party                       (3,229)        (3,427)        (6,403)        (6,895)       (23,488)
                                                        ------------   ------------   ------------   ------------   ------------
          Total other income (expense)                         2,873           (834)         5,672         (1,808)        15,970


Net income/(Loss)                                             17,461         (5,560)        68,277        (31,458)        (2,543)
                                                        ============   ============   ============   ============   ============


Basic weighted average common shares outstanding          48,742,500     46,700,000     48,742,500     46,700,000     44,081,714
                                                        ============   ============   ============   ============   ============

Basic Loss per common share                             $     0.0004   $    (0.0001)  $     0.0014   $     0.0007   $     0.0000
                                                        ============   ============   ============   ============   ============


        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                              SWORD COMP-SOFT CORP.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED MAY 31, 2002 AND 2001
              FROM INCEPTION NOVEMBER 2, 1998 THROUGH MAY 31, 2002
                                   (UNAUDITED)


                                                                                               Inception
                                                                   Six months ended        November 2, 1998
                                                                                                through
                                                              May 31, 2002   May 31, 2001    May 31, 2002
                                                              ------------   ------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                               $ 68,277       $(31,458)         (2,543)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
     Depreciation and amortization                                 6,770         13,898          32,180
     Accrued interest expense-related party                        6,403          6,895          23,488
     Accrued interest income-related part and parent             (12,075)        (5,807)        (39,458)
Changes in Operating assets and liabilities:
           Note Receivable - Parent Company                       14,323           --          (167,645)
           Note Receivable - Related Party                        (5,430)          --          (151,094)
           Accounts Receivables                                  (79,823)          (365)       (109,500)
           Accounts Payables                                      26,204         10,041          44,301
                                                                --------       --------        --------

Net cash provided by/(used in) operating activities               24,649         (6,076)       (370,271)


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Property and equipment                                  --           (1,333)        (60,937)
                                                                --------       --------        --------

Net cash provided by/(used in) investing activities                 --           (1,333)        (60,937)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Sales of common stock                                             --             --           156,262
  Payment of common stock subscriptions receivable                  --             --           103,739
  Notes payable, related party                                   (29,242)        (6,613)        165,054
  Bank Indebtedness                                                4,593       $   --             6,153
                                                                --------       --------        --------

Net cash provided by/(used in) financing activities              (24,649)        (6,613)        431,208
                                                                --------       --------


Net increase (decrease) in cash and cash equivalents                --          (14,022)           --
Cash and cash equivalents, beginning of period                      --           14,140            --
                                                                --------       --------        --------

Cash and cash equivalents, end of period                        $   --         $    118            --
                                                                ========       ========        ========


Supplemental Schedule of noncash investing and financing activities:
                                                                                 15,000          15,000
On April 30, 2000, the company issued 600,000 shares of common stock in settlement of computer equipment purchased from its officers.


* The information from inception (November 02, 1998) through April 30, 2000 is the same as the information provided for the twelve months ended April 30, 2000.


        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

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


NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported net income of $17,461 and $68,277 for the three and six months ended May 31, 2002 as well as reporting net (losses) of $(2,543) from inception (November 2, 1998) to May 31, 2002. As reported on the statement of cash flows, the Company had cash flows from operating activities of $24,649 for the six months ended May 31, 2002 and has reported deficient cash flows from operating activities of $(370,271) from inception (November 2, 1998). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $260,000 and notes payable, principally related party debt $165,054.

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

Sword Comp-soft Corp.'s main goal is to bring interactive healthcare information services utilizing the Internet to the consumer, in lay terms, to allow the consumer to make educated choices in the area of health care. Its plan is to offer knowledge and service databases that allows the end user to access what they, as individuals, need. Sword has developed technology, now in its final testing stage, that combines a large volume of healthcare information in conjunction with the ability to selectively generate only that which the consumer wishes to know. The programs, known as ASPs, are geared to very specific areas and, thus, allows the subscriber to pick and choose, as per their healthcare preference. The interactivity means that the program will keep prompting consumers until their questions have been fully answered or their needs met to the consumer's satisfaction. We now have what we believe is some of the most advanced technology currently available in our area of e-healthcare and our interactive website is expected to be operational by 3rd quarter 2002.

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

Our first application service is currently expected to be available by the 3rd quarter of 2002. The marketing plan for the first year of operations is to concentrate on the North American market and to focus, particularly during the balance of this year, on opportunities that have been identified for or by the top pharmaceutical companies. We will try to complete formal contracts with a few of the major pharmaceutical companies, and also market directly to consumers on an annual fee or pay per use basis.

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

Liquidity and cash flow needs of the company

From December 1st, 2001 to May 31, 2002 the company incurred operating expenses and net interest expenses in the amount of $102,419 while recording net cash revenues of $170,696. From June 1st, 2002 to November 30th, 2002, the fiscal year end, the company anticipates that its net cash flow needs, will be $167,000 primarily to cover day to day operating expenses. These funds will be covered by revenue received and any shortfalls will be met by the officers and certain shareholders as previously outlined.

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


                                              SWORD COMP-SOFT CORP.
                                                  (Registrant)



Dated July 15, 2002                      By:  /s/  Leonard Stella
                                              --------------------------
                                                 Chief Operating Officer