Form 10-Q
period 2002-08-31
SWORD COMP SOFT CORP
filed 2002-10-15
CIK 1126162

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date : At August 31, 2002 Issuer had 48,948,000 outstanding shares of Common Stock.

                                      INDEX

PART I: FINANCIAL INFORMATION

      Item 1. Financial Statements

Balance sheet (Unaudited) at August 31, 2002 Statements of Operations (Unaudited) for the three and nine months ended and August 31, 2002 and August 31, 2001 and from inception (November 2, 1998) to August 31, 2002 Statement of Cash Flows (Unaudited)for the nine month ended August 31, 2002 and August 31, 2001 and from inception (November 2, 1998) to August 31, 2002. Notes to the financial statements (Unaudited).

      Item 2. Plan of Operation

Part II: OTHER INFORMATION

      Item 2. Sale of Unregistered Securities
      Item 6. Exhibits and Reports on Form 8-K
      Signatures

                              SWORD COMP-SOFT CORP.
                      (A COMPANY IN THE DEVELOPMENT STATE)
                                  BALANCE SHEET
                               AT AUGUST 31, 2002
                                   (UNAUDITED)

                                     Assets

Current Assets
      Cash                                                                 --
      Accounts receivable                                           $   139,318
      Note Receivable - Parent                                          192,351
      Note Receivable - Related Party                                   176,064
                                                                    -----------

       Total current assets                                             507,733
Property and equipment, net                                              40,372
Investment in Parent                                                    129,478

Total assets                                                            677,583
                                                                    ===========

                      Liabilities and Shareholder's Equity

Current Liabilities
    Bank Indebtedness                                                     3,338
      Accounts payable and accrued liabilities                           51,729
      Notes Payable - Related party                                     164,342
                                                                    -----------

                 Total current liabilities                              219,409

 Shareholder's Equity
      Common Stock, $.0001 par value; authorized                          4,895
           70,000,000 shares; issued and outstanding 48,948,000
      Paid in Capital                                                 1,087,459
      Share Subscription Receivable                                    (636,500)
      Surplus                                                             2,320
                                                                    -----------

            Total Shareholder's Equity                                  458,174

              Total liabilities and shareholder's equity            $   677,583
                                                                    ===========

              Read the accompanying summary of significant notes to financial statements, which are an integral part of this financial statement

                              SWORD COMP-SOFT CORP.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF OPERATIONS
         FOR THE 3 MONTHS AND NINE MONTHS ENDED AUGUST 31, 2002 AND 2001
             FROM INCEPTION NOVEMBER 2, 1998 THROUGH AUGUST 31, 2002
                                   (UNAUDITED)

                                                                 Three months                   Nine Months
                                                                    ended                          Ended                Inception
                                                                  August 31,                     August 31,        December 24, 1997
                                                                  ----------                     ----------              Through
                                                              2002           2001           2002            2001     August 31, 2002
                                                          -----------    ------------    -----------    ------------  -------------
Revenues:                                                 $   124,300    $     66,915    $   294,996    $    220,379    $   835,205

Cost of Revenues:                                              35,664          31,086        107,914         187,294        514,874

                                                          -----------    ------------    -----------    ------------    -----------
                                                               88,636          35,829        187,082          33,085        320,331

Operating Expenses:
       Marketing and representation                            51,375              --         51,375           1,255         98,024
       Rent                                                     2,596           4,500          7,096          13,500         40,356
       Selling, general and administrative expenses            33,055           8,740         64,396          25,391        198,854

                                                          -----------    ------------    -----------    ------------    -----------
Total Operating Expenses                                       87,026          13,240        122,867          40,146        337,234

                                                          -----------    ------------    -----------    ------------    -----------
          Income/(Loss) before other income (expense)           1,610          22,589         64,215          (7,061)       (16,903)

Other income (expense):
       Interest income - Parent                                 3,308           1,196          9,754           3,613         24,706
       Interest income - Related party                          2,936           1,438          8,565           4,108         20,996
       Interest expense - Related party                        (2,991)         (3,166)        (9,394)        (10,061)       (26,479)
                                                          -----------    ------------    -----------    ------------    -----------

          Total other income (expense)                          3,253            (532)         8,925          (2,340)        19,223

Net income/(Loss)                                               4,863          22,057         73,140          (9,401)         2,320
                                                          ===========    ============    ===========    ============    ===========

Basic weighted average common shares outstanding           48,948,000      46,700,000     48,811,000      46,700,000     44,111,092
                                                          ===========    ============    ===========    ============    ===========

Basic Loss per common share                               $    0.0001    $     0.0005    $    0.0015    $     0.0020    $    0.0000
                                                          ===========    ============    ===========    ============    ===========

              Read the accompanying summary of significant notes to financial statements, which are an integral part of this financial statement

                              SWORD COMP-SOFT CORP.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF CASH FLOWS
               FOR THE NINE MONTHS ENDED AUGUST 31, 2002 AND 2001
             FROM INCEPTION NOVEMBER 2, 1998 THROUGH AUGUST 31, 2002
                                   (UNAUDITED)

                                                                                                     Inception
                                                                                                 November 2, 1998
                                                                   Nine months ended                  through
                                                            August 31, 2002   August 31, 2001     August 31, 2002
                                                            ---------------   ---------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                              $  73,140         $ (9,401)          $   2,320
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
     Depreciation and amortization                                10,155           16,785              35,565
     Issuance of Stock for Marketing and Representation           51,375               --              51,375
     Accrued interest expense - related party                      9,394           10,061              26,479
     Accrued interest income- related party, parent              (18,319)          (7,721)            (45,702)
Changes and Operating Assets and Liabilities:
         Note receivable - Parent                                 14,323           (7,624)           (167,645)
           Note Receivable - Related Party                        (9,404)           6,216            (155,068)
           Accounts Receivable                                  (109,641)              --            (139,318)
           Accounts Payable                                       33,632           22,475              51,729
                                                               ---------         --------           ---------

Net cash provided by/(used in) operating activities               54,655           30,791            (340,265)


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Property and equipment                                    --           (1,332)            (60,937)
                                                               ---------         --------           ---------

Net cash provided by/(used in) investing activities                   --           (1,332)            (60,937)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Sales of common stock                                               --               --             156,262
  Payment of common stock subscriptions receivable                    --               --             103,739
  Notes payable, related party                                   (56,433)         (43,007)            137,863
  Bank Indebtedness                                                1,778               --               3,338
                                                               ---------         --------           ---------

Net cash provided by/(used in) financing activities              (54,655)         (43,007)            401,202
                                                               ---------         --------           ---------


Net increase (decrease) in cash and cash equivalents                  --          (13,548)                 --
Cash and cash equivalents, beginning of period                        --           14,140                  --
                                                               ---------         --------           ---------

Cash and cash equivalents, end of period                              --         $    592                  --
                                                               =========         ========           =========

Supplemental Schedule of noncash investing and financing activities:

On April 30, 2000, the company issued 600,000 shares of common stock in
settlement of computer equipment purchased from its officers.                                          15,000

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

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported net income of $4,863 and $73,140 for the three and nine months ended August 31, 2002 as well as reporting net income of $2,320 from inception (November 2, 1998) to August 31, 2002. As reported on the statement of cash flows, the Company had cash flows from operating activities of $54,655 for the nine months ended August 31, 2002 and has reported deficient cash flows from operating activities of $(340,265) from inception (November 2, 1998). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $260,000 and notes payable, principally related party debt $137,863.

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

Sword Comp-soft Corp.'s main goal is to bring interactive healthcare information services utilizing the Internet to the consumer, in lay terms, to allow the consumer to make educated choices in the area of health care. Its plan is to offer knowledge and service databases that allows the end user to access what they, as individuals, need. Sword has developed technology, now in its final testing stage, that combines a large volume of healthcare information in conjunction with the ability to selectively generate only that which the consumer wishes to know. The programs, known as ASPs, are geared to very specific areas and, thus, allows the subscriber to pick and choose, as per their healthcare preference. The interactivity means that the program will keep prompting consumers until their questions have been fully answered or their needs met to the consumer's satisfaction. We now have what we believe is some of the most advanced technology currently available in our area of e-healthcare and our interactive website is expected to be operational by October 31, 2002.

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

There are over 15,000 health-based internet sites as reported by Business 2.0 magazine, in its March 1999 edition. Almost all of these are what Jupiter Communications dubbed "informational" i.e., they are one-way content providers and serve essentially the function of being an electronic medical encyclopaedia. The e-healthcare industry is adopting new business models and we believe that these new trends will provide significant investments opportunities.

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

Our first service application will be available over the Internet as of October 31st. The marketing plan for the first year of operations is to concentrate on the North American market and to focus, particularly during the balance of this year, on opportunities that have been identified for or by the top pharmaceutical companies. We will try to complete formal contracts with a few of the major pharmaceutical companies, and also market directly to consumers on an annual fee or pay per use basis.

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

Based on our internal financial and marketing studies, we believe that our sales targets are achievable taking into account market trends and the quality of our products. We expect to have revenues from several sources, including but not exclusive of Internet site hosting, software consultations and our ASPs during fiscal 2002. The latter source, we expect, will become our primary revenue producer. We anticipate that our monthly rate of expenditures, once we commence sales, will be approximately $60,000 and $80,000 depending on such variables as our level of advertising and marketing.

SWORD generates funds in a number of ways. As previously mentioned, we already earn some revenue from Internet hosting and software consulting. These revenues helped us to break even on our day to day operations for the fiscal year ended, November 30, 2001. Sword Host has recently redesigned its website to make it even more user friendly and upgrade its capabilities. Our APS's with which we expect to generate the bulk of our income in the future, will be available to the individual consumer usage. Also, consumers could access an individual ASP on a pay per use basis.

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

Liquidity and cash flow needs of the company

From December 1st, 2001 to August 31, 2002 the company incurred operating expenses and net interest expenses in the amount of $230,781 while recording net cash revenues of $294,996. From September 1st, 2002 to November 30th, 2002, the fiscal year end, the company anticipates that its net cash flow needs, will be $ 90,000 primarily to cover day to day operating expenses. These funds will be covered by revenue received and any shortfalls will be met by the officers and certain shareholders as previously outlined.

Part II other information

Item 2: Sales of Unregistered securities

                                                           Exemption From
Date of       Title of       Number       Consideration    Registration
Sales         Security       Sold         Received         Claimed

12/01/01      Common Shares  1,632,500    $ 326,500        Regulation S


                                          Settlement
                                          of Marketing
                                          and Representation
                                          Costs

6/01/02       Common Shares  205,500      $ 51,375         Regulation S


(b) Reports on Form 8-K

      None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SWORD COMP-SOFT CORP.
                                                  (Registrant)


Dated October 15, 2002                        By: /s/  Leonard Stella
                                                  Chief Operating Officer