Form 10-Q
period 2003-02-28
SWORD COMP SOFT CORP
filed 2003-04-16
CIK 1126162

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date : At February 28, 2003 Issuer had 47,657,700 outstanding shares of Common Stock.

                                      INDEX

PART I: FINANCIAL INFORMATION

      Item 1. Financial Statements

Balance sheet (Unaudited) at February 28, 2003 Statements of Operations (Unaudited) for the three months ended and February 28, 2003 and February 28, 2002 and from inception (November 2, 1998) to February 28, 2003 Statement Cash flows (Unaudited)for the three month ended February 28, 2003 and February 28, 2002 and from inception (November 2, 1998) to February 28, 2003. Notes to the financial statements (Unaudited).

                             SWORD COMP-SOFT CORP.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEET
                              AT FEBRUARY 28, 2003
                                  (UNAUDITED)

                                     Assets

Current Assets
     Cash                                                             $      --
     Accounts receivable                                              $  76,147
     Note Receivable - Parent company                                    99,906
     Note Receivable - Related Party                                     99,316
                                                                      ---------

       Total current assets                                             275,369
Property and equipment, net                                              31,528
Investment in Parent                                                    129,478
                                                                      ---------

       Total assets                                                     436,375
                                                                      =========

                      Liabilities and Shareholder's Equity

Current Liabilities
     Bank Indebtedness                                                     4645
     Accounts payable and accrued liabilities                            53,231
     Note Payable - Related party                                       100,374
                                                                      ---------

       Total current liabilities                                        158,250

 Shareholder's Equity
     Common Stock, $.0001 par value; authorized
          70,000,000 shares; issued and outstanding 48,742,500            4,766
     Paid in Capital                                                    597,088
     Share Subscription Receivable                                      (78,750)
     Deficit accumulated during the development stage                  (244,979)
                                                                      ---------

       Total Shareholder's Equity                                       278,125

        Total liabilities and shareholder's equity                    $ 436,375
                                                                      =========

        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement

                              SWORD COMP-SOFT CORP.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED FEBRUARY 28, 2003
                             AND FEBRUARY 28, 2002

          FROM INCEPTION (NOVEMBER 02, 1998) THROUGH FEBRUARY 28, 2003
                                   (UNAUDITED)

                                                                                                     From inception
                                                                      Three months                 (November 02, 1998)
                                                                         ended                           through
                                                          February 28, 2003  February 28, 2002      February 28, 2003
                                                          -----------------  -----------------      -----------------
Revenues:                                                  $         45,130   $        112,658       $        917,848

Cost of Revenues:                                                    24,352             40.154                597,111

                                                           ----------------   ----------------       ----------------
                                                                     20,778             72.504                320,737

Operating Expenses:
       Marketing                                                     48,750                  0                147,516
       Rent                                                              --               4500                 37,305
       Professional fees                                                750                  0                 90,974
       Selling, general and administrative expenses                   5,379              19897                302,201

                                                           ----------------   ----------------       ----------------
Total Operating Expenses                                             54,879             24.397                577,996

                                                           ----------------   ----------------       ----------------
          Income/(Loss) before other income (expense)               (34,101)            48.107               (257,259)

Other income (expense):
       Interest income -Parent company                                1,728              3.195                 29,426
       Interest income - Related party                                1,708              2.778                 14,139
       Interest expense - Related party                              (1,711)            (3,174)               (31,285)
                                                           ----------------   ----------------       ----------------
          Total other income (expense)                                1,725              2.799                 12,280

Net income/(Loss)                                          $        (32,376)            50.906       $       (244,979)
                                                           ================   ================       ================

Basic weighted average common shares outstanding                 47,657,700         48,742,500             47,161,804
                                                           ================   ================       ================

Basic (Loss) Income per common share                       $        (0.0007)  $         0.0010       $        (0.0052)
                                                           ================   ================       ================

        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement

                              SWORD COMP-SOFT CORP.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED FEBRUARY 28, 2003
                              AND FEBRUARY 28, 2002

          FROM INCEPTION (NOVEMBER 02, 1998) THROUGH FEBRUARY 28, 2003
                                   (UNAUDITED)

                                                                                                               From inception
                                                                    Three months           Three months      (November 02, 1998)
                                                                        ended                  ended               through
                                                                  February 28, 2003      February 28, 2002    February 28, 2003
                                                                  -----------------      -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                        (32,376)              50.906             $(244,979)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
     Depreciation and amortization                                          3140                3.385                41,746
     Issuance of Capital Stock for Marketing
     and Consulting Fees                                                  48,750                   --               118,625
     Write down - leaseholds                                                  --                   --                 2,663
     Write down - Note Receivable                                             --                   --                70,000
     Accrued interest expense-note payable, related party                   1711                3.174                31,285
     Accrued interest income-note receivable, parent company              (1,728)              (3,195)              (29,426)
     Accrued interest income-note receivable, related party               (1,708)              (2,778)              (14,139)
         Changes in Operating assets and liabilities:
           Note Receivable - Parent company                                   --               14,233              (153,841)
           Note Receivable - Related party                                    --               (1,266)             (155,177)
           Accounts Payable                                                5,386                9.564                53,231
           Accounts Receivable                                           (24,350)             (42,792)              (76,147)
                                                                        --------             --------             ---------
Net cash provided by/(used in) operating activities                       (1,175)              31.231              (356,159)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Property and equipment                                            --                   --               (60,937)
                                                                        --------             --------             ---------

Net cash provided by/(used in) investing activities                           --                   --               (60,937)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from, (Used in)
  Sales of common stock                                                       --                   --               156,262
  Payment of common stock subscriptions receivable                            --                   --               103,739
  Notes payable, related party                                               900              (30,022)              152,450
Bank Indebtedness                                                            275               (1,209)                4,645
                                                                        --------             --------             ---------

Net cash provided by/(used in) financing activities                        1,175              (31,231)              417,096
                                                                        --------             --------             ---------

Net increase (decrease) in cash and cash equivalents                          --                   --                    --
Cash and cash equivalents, beginning of period                                --                   --                    --
                                                                        --------             --------             ---------

Cash and cash equivalents, end of period                                $     --             $     --             $      --
                                                                        ========             ========             =========

Supplemental Schedule of noncash investing and financing activities:

On April 30, 2000, the company issued 600,000 shares of                                                              15,000
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

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported net loss of $(32,376) for the three months ended Feb 28, 2003 as well as reporting net losses of $(244,979) from inception (November 2, 1998) to February 28, 2003. As reported on the statement of cash flows, the Company had negative cash flows from operating activities of $1,175 for the three months ended February 28, 2003 and has reported deficient cash flows from operating activities of $356,159 from inception (November 2, 1998). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $260,000 and notes payable, principally related party debt $152,450.

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

SWORD COMP-SOFT CORP. was an (ASP) Application Service Provider incorporated in November 1998 specializing in the E-Healthcare sector.

On May 29, 2000, Millenia Hope Inc. acquired thirty-five million seven hundred thousand (35,700,000) shares of SWORD COMP-SOFT INC., this being the 76.5% of SWORD's issued capital, in exchange for five million (5,000,000) common shares, valued at $129,478 based on the net tangible asset value of Millenia Hope and five million warrants (5,000,000) entitling the registered holder thereof to purchase at any time from that date for a period of three (3) years, one share of common stock at a price of two (2) dollars.

As of March 5, 2003 this business was sold along with the assumption of a promise to pay $ 700,000 to Millenia Hope Inc., its former parent corporation. In exchange, Sword received 30.7 million shares of its outstanding common shares held by Millenia Hope Inc. Sword intends to utilize those shares to purchase a technologically advanced consumer product to be marketed to the public. To this end, Sword is involved in ongoing negotiations to purchase a technologically advanced consumer product and hopes to have concluded such a purchase before the end of the 2nd quarter of 2003.

Sword's registration statement with the Security and Exchange Commission was accepted on July 16, 2001 and it is now a reporting company. It is presently in the process of applying to the NASD to be able to trade their shares on the over The Counter Market.

Liquidity and cash flow needs of the company

From December 1st, 2002 to February 28, 2003 the company incurred operating expenses and interest expenses in the amount of $77,506 while recording net cash revenues of $45,130. From March 1st, 2003 to November 30th, 2003, the fiscal year end, the company anticipates that its net cash flow needs, will be $200,000 primarily to cover day to day operating expenses. These funds will be covered by revenue received and any shortfalls will be met by the officers and certain shareholders as previously outlined.

Part II Other Information

Item 2: Sales of Unregistered securities

Date of      Title of        Number      Consideration   Exemption       From
Sale         Security        Sold        Received        Registration    Claimed

12/05/02     Common Shares   250,000     $25,000         Regulation S
                                         in settlement
                                         of marketing
                                         expenses

(b) Reports on Form 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SWORD COMP-SOFT CORP.
                                                  (Registrant)


Dated April 15, 2003                      By: /s/ Leonard Stella
                                                 Chief Operating Officer