Form 10KSB
period 2002-11-30
SWORD COMP SOFT CORP
filed 2003-04-17
CIK 1126162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ESCHANGE ACT OF 1934

For the transition period from____________ to _______________

Commission file number ___________________

SWORD COMP-SOFT CORP.
(Name of small business issuer in its charter)

Delaware                                                98-022951
State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

4055 St. Catherine West, Suite 142                      H3Z 3J8
(ADDRESS OF principal Executive Offices)                Zip Code

Issuer's telephone number: (514) 227-0730

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

Yes |X| NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year: $332,599

SWORD COMP-SOFT CORP.
FORM 10-KSB ANNUAL REPORT
TABLE OF CONTENTS
SECTION

PART 1

Item 1.    Business
Item 2.    Properties
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.    Management's Discussion and Analysis of Financial Condition and
             Results of Operation
Item 7.    Financial Statements and Supplementary Data
Item 8.    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure

PART III

Item 9     Directors and Executive Officers of the Registrant
Item 10    Executive Compensation
Item 11    Security Ownership of Certain Beneficial Owners and Management
Item 12    Certain Relationships and Related Transactions

PART IV

Item 13    Exhibits, Financial Statement Schedules and Reports on Form 8-K

DESCRIPTION OF BUSINESS

(a) Business Development

Sword Comp-Soft Inc. ("Sword") was organized on November 2, 1998. Its goal was to bring interactive healthcare information services utilizing the Internet to the consumer, in lay terms, to allow the consumer to make educated choices in the area of health care. Its plan was to offer knowledge and service databases that allows the end user to access what they, as individuals, need.

As of March 5, 2003 this business was sold along with the assumption of a promise to pay $ 700,000 to Millenia Hope Inc., its former parent corporation. In exchange, Sword received 30.7 million shares of its outstanding common shares held by Millenia Hope Inc. Sword intends to utilize those shares to purchase a technologically advanced consumer product to be marketed to the public.

(b) Business of Issuer

Sword is involved in ongoing negotiations to purchase a technologically advanced consumer product and hopes to have concluded such a purchase before the end of the 2nd quarter of 2003.

Currently, Sword is generating revenue from software consulting and Internet hosting.

LEGAL PROCEEDINGS

We are not involved in any material legal proceedings


EMPLOYEES

Contracts for officers and employees, have not yet been signed.

At the current time the following four officers are its only employees:

MR. ANTHONY IERFINO, President and CEO, devotes 4 1/2 days a week to SWORD Comp-Soft Corp. He is involved in all technical aspects of the business as well as overall strategic and financial planning. He devotes one day a week to his other company, Payment Central. There are no conflicts of interest that have arisen between SWORD and his other company.

MR. LEONARD STELLA, Chief Operating Officer, devotes 1 1/2 days a week to the Company. He is involved with financial planning and oversight as well as contributing to overall strategy. As he is also the Chief Operating Officer of our parent corporation, Millenia Hope Inc., conflicts of interest do not arise.

DR. CHRISTOS TSOUKAS, devoted a total of 1 day a month to the company.

MR. ABDULMAJID SHARIF, works 4 days a week for SWORD. His expertise is in the physical running of all our computer networks, both software and hardware. He, together with Dr. Saade and Mr. Ierfino, is responsible for bringing a quality product to the consumer. Mr. Sharif's other consulting work is not an impediment to nor is it in the same area as the SWORD work.

Although the aforementioned four officers, to a greater or lesser extent, do not work full time for SWORD; each one devotes an adequate amount of time to accomplish his role in the corporate structure. Whenever it is necessary, each of these officers puts in work time over and above their regularly scheduled workday.

ITEM 2
DESCRIPTION OF PROPERTIES

Our facilities are located in approximately 400 square feet of leased office space located at 4055 St. Catherine St. West, Suite 142, Montreal, Quebec. We have moved from our previous leased space at 4055 St-Catherine West Suite 133 and mutually terminated our lease at said premises.

ITEM 3
LEGAL POCEEDINGS

We are not involved in any material legal proceedings

ITEM 4
ITEMS SUBMITTED TO A VOTE OF SECURITY HOLDERS

On March 3, 2003, the Security Holders authorized the creation of 50 million preferred shares. As well, the authorized number of common shares outstanding has been raised to 120 million common shares from 70 million. These two measures will give the corporation more flexibility in attracting new equity capital.

ITEM 5
MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

(a) Market in Formation

    At current there is no public market for Sword Comp-Soft Corp. shares. the company has filed, via its market maker, documentation with the NASD to allow it to be traded on the public market.

Of the 47,407,700 shares of common stock outstanding, 34,378,000 shares are currently subject to the resale restrictions and limitations of Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate, or persons whose shares are aggregated with affiliates, who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed 1% of the total number of outstanding shares of the same class. In the event the shares are sold on an exchange or are reported on the automated quotation system of a registered securities association, you could sell during any three-month period the greater of such 1% amount or the average weekly trading volume as reported for the four calendar weeks preceding the date on which notice of your sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us.

A person who has not been an affiliate for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

(b)   Holders

As of November 30, 2002, there were 205 holders of the Company's common stock.

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

(d)   Recent Sales of Unregistered Securities.

Common Stock

In March/April 2000 Sword sold 11,000,000 common shares at a price of $0.025 under the exemption from registration under Regulation D, Rule 504 for U.S. persons and Regulation S for non-U.S. persons. 600,000 shares were in settlement of fixed asset purchase.

In May 2000 Sword exchanged 35,700,000 common shares with, Millenia Hope Inc. in a non-public transaction pursuant to the exemption contained in section 4(2). In return it received 5,000,000 common shares of Millenia Hope Inc. valued at $0.0036 per share and 5,000,000 warrants entitling them to purchase one common share per one warrant for $2 up to May 29, 2003.

In September 2001 Sword sold 30,000 shares at a price of $4 per share pursuant to its Registration Statement. These shares were sold under the exemption contained in Regulation S. Subsequently, the selling price of these shares was reduced to $ 0.25.

In November 2001, Sword sold 380,000 shares at a price of $0.50 per share. These shares were sold under the exemption contained in Regulation S. Subsequently the selling price of these shares was reduced to $ 0.25.

In December 2001, Sword sold 82,500 shares at a price of $ 0.20 per share, in settlement of consulting expenses under the exemption contained in Regulation S.

In May 2002 Sword sold 205,500 shares at a price of $ 0.25 per share, in settlement of marketing services under the exemption contained in Regulation S.

In October 2002 Sword sold 10,000 shares at a price of $ 0.20 per share, in settlement of consulting expenses under the exemption contained in Regulation S.

In October 2002 subscription receivable was reduced by $95,000 due to the Company's not being listed for public trading.

(a)   Common or Preferred Stock

The Company is authorized to issue 120,000,000 shares of Common Stock, $0.0001 par value, of which 47,407,700 shares were issued and outstanding as of the date hereof. Each outstanding share of Common Stock is entitled to one (1) vote, either in person or by proxy, on all matters that may be voted upon the owners thereof at meetings of the stockholders.

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

The company is authorized to issue 50,000,000 shares of Preferred stock, $0.0001 per value, of which 0 were issued and outstanding at the date thereof.

(b)   Debt Securities.

The Company has not issued any debt securities to date.

C)    Other securities to be Registered

None.

ITEM 6 MANAGEMNET'S DISCUSSION AND ANALYSIS OF FINACIAL CONDITION AND RESULTS OF OPERATIONS.

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

Sword has already started to generate revenue and had, at the end the current 12 months period, sufficient revenues to show only a slight net cash loss.

Sword's registration statement with the Security and Exchange Commission was accepted on July 16, 2001 and it is now a reporting company. It is presently in the process of applying to the NASD to be able to trade their shares on the over The Counter Market.

On April 5, 2002, Dr. Raafat Saade was removed as a member of the Board of Directors and as an officer.

Year ended November 30, 2002 Compared to Year Ended November 30, 2001.

Total revenue for 2002 was $332,599 and had associated direct costs of $165,799 compared to $267,625 in revenue for the same period in 2001 and associated costs of $198,958.

Selling, general professional and administrative and amortization expenses in 2001 were $54,267 and $81,558 for 2002. This was due to arise in professional fees. Our rent declined from $ 21,390 in 2001 to $ 4,045 in 2002 as we terminated our lease on December 31, 2001 and moved into the premises of our then parent corporation. In 2002 our auditors took a bad debt provision of $168,372 against our accounts and notes receivables whereas in 2001 no provision had been taken.

We had marketing expenses of $3,104 in year 2001. In 2002 they were $52,117 with the rise being attributed to Sword seeking greater exposure in the business and investment communities.

As a result of the foregoing we incurred a net loss of $1,679 for the year 2001, and a net loss of $141,693 in 2002.

Liquidity and Capital Resources

Net cash utilized from financing, operating and investing activities from December 01, 2001, through November 30, 2002, was $0. At November 30, 2002, we had an net cash deficit from operating activities of $45,966.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

NONE

ITEM 9
Director and Executive Officers

(a) Directors and Executive Officers

Name                                Age   Title
----                                ---   -----
Anthony Ierfino                     26    President & CEO, Director

Leonard Stella                      39    Chief Operating Officer,
                                          Director
Dr. Christos Tsoukas, C.M.,M.D.,    53    Vice-President - Scientific
F.R.C.P., F.A.C.P                         Research and Development

Abdulmajid Sharif                   26    Chief Technical Officer,
                                          Director
Raymond Roy                         51    Director

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

MR. ABDULMAJID SHARIF, CTO (CHIEF TECHNICAL OFFICER) - Director

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

MR. RAYMOND ROY - DIRECTOR

      Mr. Roy received his Bachelor of Commerce degree with specialization in Accounting and Finance from Sir George Williams University in 1974. In 1975 he received his Canadian Securities License. From 1971-1977 he worked in the money market and bond department of McLeod, Young and Wier. From 1978-1985 he was the manager of the Institutional Bond Department of Midland Doherty. From 1986-1990 he worked as a senior trader in bonds and money market funds for both Osler Inc. and the Royal Bank of Canada. From 1991-1994 he was the manager of the Institutional Money Market for both Marleau Lemire and Whaelen Beliveau. Since 1995 he has been self employed as a money market consultant specializing in derivatives for the Montreal Stock Exchange. Mr. Roy, as evidenced by his broad financial acumen, will aid Sword greatly in matter relating to the financial markets, funds managements and overall fiscal soundness.

(b) Significant Employees

      None

(c) Family Relationships

      There are no family relationships among directors or executive officers of the company.

(d) Involvement in certain legal proceedings

      None

(e) Section 16 (a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities ("ten-percent shareholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent shareholders also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended November 30, 2002, all of our officers, directors and ten-percent shareholders complied with the Section 16(a) reporting requirements.

ITEM 10 EXECUTIVE COMPENASATION

(a) General

      None

(b) Compensation Table of Directors

      Not applicable

(c) Options/SAR Grants table

      Not applicable

(d) Long term incentive plan award table

      Not applicable

(e) Compensation of directors

(f) Directors do not receive any compensation for services as members of the board of directors

(g) Report on Repricing of options/SAR

      Not applicable

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of November 30, 2002, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for

      o each person known by us to own beneficially more than five (5%) percent of our outstanding common stock,

      o     each of our officers and directors and

      o     all of our officers and directors as a group.

Each stockholder's address is c/o Sword Comp-Soft Inc., 4055 St. Catherine Street West, Suite 133, Montreal, Quebec, CANADA, H3Z 3J8

                                Number Of
                                Shares Owned
Name                            Beneficially              % of Total
----                            ------------              ----------
Millenia Hope, Inc.              30,700,000                69.80%
Anthony Ierfino (1)                 120,000                    *
Leonard Stella (2)                  120,000                    *
Abdulmajid Sharif (3)               120,000                    *
Christos Tsoukas (4)                120,000                    *
Raafat Saade (5)                    120,000                    *

All Officers and Directors          600,000                 1.27
as a Group (5 persons)

*     less than 1%

(1)   President and CEO - Director

(2)   Chief Operating Officer - Director

(3)   Chief Technical Officer_ Director

(4)   Vice President - Research and Development

(5)   Former Vice President - Data & Information - Director

EXECUTIVE COMPENSATION

From our inception on November 2, 1998, through the period ended November 30, 2002, no compensation was paid to any of our executive officers.

The company has a note payable with Claude Villeneuve, a shareholder, which is unsecured. The note has a term of one year bearing interest in the amount of 7% per annum. The amount at November 30, 2002 including interest is $97,763.

Item 13. Financial Statements and Exhibits.

(a)   List of Financial Statements filed herewith.

      Sword Comp-Soft Corp.
      (A company in the development stage)

      Independent Auditors' Report

      Balance Sheet (11/30/02 and 11/30/01)

      Statement of Operations (Year ended 11/30/02, 11/30/01 and 7 months ended 11/30/00 and from inception to 11/30/02

      Statement of Shareholders' Equity (From inception to 11/30/02)

      Statement of Cash Flows (Years ended 11/30/02 and 11/30/01 and from inception to 11/30/02)

      Summary of Significant Accounting Policies (year ended 11/30/02)

      Notes to the Finance Statements (year ended 11/30/02)


(c)   List of Exhibits.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, this Annual Report or Amendment was signed by the following persons in the capacities and on the dates stated:

SIGNATURE                           TITLE                             DATE

Anthony Ierfino             President, Chief                     April 15, 2003
                            Executive Officer, Director

Leonard Stella              Chief Operating Officer              April 15, 2003
                            Director
                            (principal financial and
                            accounting officer)

Abdulmajid Sharif           Chief Technical Officer              April 15, 2003
                            Director

Mr. Raymond Roy             Director                             April 15, 2003

                              Sword Comp-Soft Corp.
                      (A Company in the Development Stage)

                              Financial Statements
                                November 30, 2002

Sword Comp-Soft Corp.
(A Company in the Development Stage)

Financial Statements
November 30, 2002

Contents

Auditors' Report - Current Year                                              1

Auditors' Report - Prior Years                                               2

Balance Sheet                                                                3

Statement of Shareholders' Equity                                        4 - 5

Statement of Operations                                                      6

Statement of Cash Flows                                                      7

Notes to Financial Statements                                           8 - 16

Auditors' Report

To the Board of Directors and Shareholders of Sword Comp-Soft Corp.
 (A Company in the Development Stage)

We have audited the accompanying balance sheets of Sword Comp-Soft Corp. (a company in the development stage) as at November 30, 2002 and November 30, 2001 and the related statements of operations, shareholders' equity and cash flows for the years ended November 30, 2002 and November 30, 2001 and for the period from inception (November 2, 1998) to November 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from November 2, 1998 (inception) to November 30, 2000 (not presented separately herein except for the statement of shareholders' equity) were audited by other accountants whose report dated April 13, 2001 expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements for the period from November 2, 1998 (inception) to November 30, 2000 reflect a cumulative net loss of $69,231. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other accountants for the cumulative information for the period from November 2, 1998 (inception) to November 30, 2000, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at November 30, 2002 and November 30, 2001 and the results of its operations and its cash flows for the years ended November 30, 2002 and November 30, 2001 and from November 2, 1998 (inception) to November 30, 2002 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in note 3 to the financial statements, the Company has experienced operating losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Ricster, Usher & Vinehery

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


Mark Cohen, C.P.A. (Signed)
A Sole Proprietor Firm

Hollywood, Florida
April 13, 2001

Sword Comp-Soft Corp.
(A Company in the Development Stage)

Balance Sheet
As At November 30, 2002

                                                                 2002           2001
======================================================================================
Assets

Current

      Accounts receivable (note 4)                              51,797          29,677
--------------------------------------------------------------------------------------

Notes Receivable, Related Parties (note 5)                      97,608         158,095

Note Receivable, Parent Company (note 6)                        98,188         196,830

Fixed Assets (note 7)                                           34,668          50,527

Investment in Parent Company, at cost                          129,478         129,478
--------------------------------------------------------------------------------------
                                                             $ 411,739       $ 564,607
======================================================================================

Liabilities

Current

      Bank indebtedness                                          4,370           1,560
      Accounts payable and accrued liabilities (note 8)         47,855          18,097
      Note payable (note 9)                                     97,763         211,381
--------------------------------------------------------------------------------------
                                                               149,988         231,038

Contingency (note 10)

Shareholders' Equity

Common Stock, $.0001 par value; authorized
   70,000,000 shares                                             4,741           4,711

Paid in Capital                                                572,113         709,768

Share Subscriptions Receivable (note 11)                      (102,500)       (310,000)

Deficit Accumulated During the Development Stage              (212,603)        (70,910)
--------------------------------------------------------------------------------------
                                                               261,751         333,569
--------------------------------------------------------------------------------------
                                                             $ 411,739       $ 564,607
======================================================================================

See accompanying notes

Approved on Behalf of the Board:


                                          Director
-----------------------------------------


                                          Director
-----------------------------------------

Sword Comp-Soft Corp.
(A Company in the Development Stage)

Statement of Shareholders' Equity
For the Year Ended November 30, 2002


                                                                            Common Stock
                                                          --------------------------------------------
                                                              Shares          Par Value         Amount
------------------------------------------------------------------------------------------------------
Balance - Beginning November 2, 1998                               --          $    --          $   --

April 30, 2000 - sale of common stock                      10,400,000           0.0001           1,040

April 30, 2000 - settlement of equipment purchase             600,000           0.0001              60

Net loss from inception (November 2, 1998) to
  April 30, 2000                                                   --               --              --
------------------------------------------------------------------------------------------------------

Balance - April 30, 2000                                   11,000,000           0.0001           1,100

May 29, 2000 - issue of shares in exchange for
  5,000,000 shares of Millenia Hope, Inc.                  35,700,000           0.0001           3,570

May 31, 2000 - collection of subscription receivable               --               --              --

June 30, 2000 - collection of subscription receivable              --               --              --

Net loss for the seven months ended November 30, 2000              --               --              --
------------------------------------------------------------------------------------------------------

Balance - November 30, 2000                                46,700,000           0.0001           4,670

September 15, 2001 - issue of common stock                     30,000           0.0001               3

November 21, 2001 - issue of common stock                     380,000           0.0001              38

Net loss for the year ended November 30, 2001                      --               --              --
------------------------------------------------------------------------------------------------------

                                                                                              Accumulated
                                                                             Share         Deficit during the        Total
                                                          Paid in         Subscriptions        Development       Shareholders'
                                                          Capital          Receivable             Stage              Equity
------------------------------------------------------------------------------------------------------------------------------
Balance - Beginning November 2, 1998                      $     --          $      --           $     --           $      --

April 30, 2000 - sale of common stock                      258,961           (103,739)                --             156,262

April 30, 2000 - settlement of equipment purchase           14,940                 --                 --              15,000

Net loss from inception (November 2, 1998) to
  April 30, 2000                                                --                 --            (11,454)            (11,454)
------------------------------------------------------------------------------------------------------------------------------

Balance - April 30, 2000                                   273,901           (103,739)           (11,454)            159,808

May 29, 2000 - issue of shares in exchange for
  5,000,000 shares of Millenia Hope, Inc.                  125,908                 --                 --             129,478

May 31, 2000 - collection of subscription receivable            --             20,408                 --              20,408

June 30, 2000 - collection of subscription receivable           --             83,331                 --              83,331

Net loss for the seven months ended November 30, 2000           --                 --            (57,777)            (57,777)
------------------------------------------------------------------------------------------------------------------------------

Balance - November 30, 2000                                399,809                 --            (69,231)            335,248

September 15, 2001 - issue of common stock                 119,997           (120,000)                --                  --

November 21, 2001 - issue of common stock                  189,962           (190,000)                --                  --

Net loss for the year ended November 30, 2001                   --                 --             (1,679)             (1,679)
------------------------------------------------------------------------------------------------------------------------------

Sword Comp-Soft Corp.
(A Company in the Development Stage)

Statement of Shareholders' Equity
For the Year Ended November 30, 2002


                                                                   Common Stock
                                                     -----------------------------------
                                                       Shares       Par Value      Amount
------------------------------------------------------------------------------------------
Balance - November 30, 2001                           47,110,000      $0.0001      $4,711

December 5, 2001 - issue of common stock in
  exchange for consulting fees                            82,500       0.0001           8

May 13, 2002 - issue of common stock in exchange
  for payment of professional fees                       205,200       0.0001          21

September 4, 2002 - reduction of subscription
  receivable                                                  --           --          --

October 14, 2002 - issue of common stock
  in exchange for consulting fees                         10,000       0.0001           1

November 10, 2002 - reduction of subscription
  receivable                                                  --           --          --

Net loss for the year ended November 30, 2002                 --           --          --
------------------------------------------------------------------------------------------
Balance  - November 30, 2002                          47,407,700      $0.0001      $4,741
==========================================================================================

                                                                                       Accumulated
                                                                      Share         Deficit during the        Total
                                                     Paid in     Subscriptions          Development       Shareholders'
                                                     Capital       Receivable              Stage              Equity
-----------------------------------------------------------------------------------------------------------------------
Balance - November 30, 2001                         $ 709,768       $(310,000)          $ (70,910)          $ 333,569

December 5, 2001 - issue of common stock in
  exchange for consulting fees                         16,492              --                  --              16,500

May 13, 2002 - issue of common stock in exchange
  for payment of professional fees                     51,354              --                  --              51,375

September 4, 2002 - reduction of subscription
  receivable                                         (112,500)        112,500                  --                  --

October 14, 2002 - issue of common stock
  in exchange for consulting fees                       1,999              --                  --               2,000

November 10, 2002 - reduction of subscription
  receivable                                          (95,000)         95,000                  --                  --

Net loss for the year ended November 30, 2002              --              --            (141,693)           (141,693)
-----------------------------------------------------------------------------------------------------------------------
Balance  - November 30, 2002                        $ 572,113       $(102,500)          $(212,603)          $ 261,751
=======================================================================================================================

See accompanying notes

Sword Comp-Soft Corp.
(A Company in the Development Stage)

Statement of Operations
For the Year Ended November 30, 2002

                                                                                                                From Inception
                                                         Twelve Months     Twelve Months      Seven Months    (November 2, 1998)
                                                             Ended             Ended              Ended               to
                                                         November 30,      November 30,       November 30,       November 30,
                                                             2002              2001               2000               2002
====================================================================================================================================
Revenues                                                $    332,599       $    267,625       $    272,494       $    872,718

Cost of Revenues                                             165,799            198,958            208,002            572,759
------------------------------------------------------------------------------------------------------------------------------------
                                                             166,800             68,667             64,492            299,959
------------------------------------------------------------------------------------------------------------------------------------

Operating Expenses

      Marketing                                               52,117              3,104             43,545             98,766
      Rent                                                     4,045             21,390             11,870             37,305
      Professional fees                                       42,170             15,222             32,832             90,224
      Selling, general and administrative                     26,192             20,162             29,378             87,186
      Amortization                                            13,196             18,833              6,577             38,606
      Bad debt                                                98,377                 --                 --             98,377
------------------------------------------------------------------------------------------------------------------------------------
                                                             236,097             78,711            124,202            450,464
------------------------------------------------------------------------------------------------------------------------------------
Operating Loss                                               (69,297)           (10,044)           (59,710)          (150,505)
------------------------------------------------------------------------------------------------------------------------------------

   Interest income - related parties (note 9)                     --             10,180                 --             10,180
   Interest income - parent company                           12,756             12,765              2,187             27,708
   Interest income - other                                        --                 --              2,251              2,251
   Interest expense                                          (12,489)           (14,580)            (2,505)           (29,574)
   Write-down of leasehold improvements                       (2,663)                --                 --             (2,663)
   Write-down of notes receivable, related parties           (70,000)                --                 --            (70,000)
------------------------------------------------------------------------------------------------------------------------------------
                                                             (72,396)             8,365              1,933            (62,098)
------------------------------------------------------------------------------------------------------------------------------------
Net Loss                                                $   (141,693)      $     (1,679)      $    (57,777)      $   (212,603)
====================================================================================================================================
Basic weighted average number of common
   shares outstanding                                     46,911,864         46,715,616         41,862,650         17,496,391
------------------------------------------------------------------------------------------------------------------------------------
Basic Loss Per Common Share                             $   (0.00302)      $   (0.00003)      $    (0.0014)      $    (0.0122)
====================================================================================================================================

See accompanying notes

Sword Comp-Soft Corp.
(A Company in the Development Stage)

Statement of Cash Flows
For the Year Ended November 30, 2002

                                                                                                                    From inception
                                                                                                                     (November 2,
                                                                    Twelve months    Twelve months    Seven months       1998)
                                                                        ended           ended            ended            to
                                                                    November 30,     November 30,     November 30,    November 30,
                                                                        2002             2001             2000           2002
------------------------------------------------------------------------------------------------------------------------------------
Funds Provided (Used) -
    Operating Activities
        Net loss                                                      $(141,693)      $  (1,679)      $ (57,777)      $(212,603)
           Amortization                                                  13,196          18,833           6,577          38,606
           Issue of capital stock for settlement of professional
             and consulting fees                                         69,875              --              --              --
           Write-down of leasehold improvement                            2,663              --              --           2,663
           Write-down of notes receivable, related parties               70,000              --              --          70,000
           Accrued interest expense - note payable                       12,489          14,580           2,505          29,574
           Accrued interest income - notes receivable                   (12,756)        (22,945)         (4,438)        (40,139)
------------------------------------------------------------------------------------------------------------------------------------

                                                                         13,774           8,789         (53,133)       (111,899)
        Increase - accounts receivable                                  (22,120)        (29,677)             --         (51,797)
        Increase (Decrease) - accounts payable                           29,758          15,848          (4,603)         47,855
------------------------------------------------------------------------------------------------------------------------------------
                                                                         21,412          (5,040)        (57,736)       (115,841)
------------------------------------------------------------------------------------------------------------------------------------

    Investing Activities
        Notes receivable                                                 18,524          (9,188)       (318,354)       (309,016)
        Additions to fixed assets                                            --          (1,935)        (59,002)        (60,937)
------------------------------------------------------------------------------------------------------------------------------------
                                                                         18,524         (11,123)       (377,356)       (369,953)
------------------------------------------------------------------------------------------------------------------------------------

    Financing Activities
        Bank indebtedness                                                 2,810           1,560              --              --
        Issue of capital stock                                               --              --              --         226,137
        Payment of common stock subscriptions receivable                     --              --         103,739         103,739
        Note payable                                                    (42,746)            463         193,833         151,550
------------------------------------------------------------------------------------------------------------------------------------
                                                                        (39,936)          2,023         297,572         481,426
------------------------------------------------------------------------------------------------------------------------------------

Decrease in Cash and Cash Equivalents                                        --         (14,140)       (137,520)         (4,370)
Cash and Cash Equivalents
    Beginning of Period                                                      --          14,140         151,660              --
------------------------------------------------------------------------------------------------------------------------------------
    End of Period                                                     $      --       $      --       $  14,140       $  (4,370)
====================================================================================================================================

See accompanying notes

Sword Comp-Soft Corp.
(A Company in the Development Stage)

Notes to Financial Statements
From Inception (November 2, 1998)
  to November 30, 2002

1.    Organization and Basis of Presentation

      Sword Comp-Soft Corp. (the "Company") was incorporated in the State of Delaware on November 2, 1998. The Company's objective was to be an Application Service Provider in the E-Health sector providing on-line interactive health services through the internet. On March 5, 2003, the E-Health business was sold (note 14).

      Sword Comp-Soft Corp. prepares its financial statements in accordance with generally accepted accounting principles in the United States. This basis of accounting involves the application of accrual accounting; consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. Financial statement items are recorded at historical cost and may not necessarily represent current values.

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

      Fair Value of Financial Instruments

      The carrying amounts of accounts receivable, bank indebtedness, accounts payable and accrued liabilities and note payable approximate their fair values due to the short-term nature of these instruments.

      A reasonable estimate of fair value could not be made for the notes receivable as there is no comparable market data.

Sword Comp-Soft Corp.
(A Company in the Development Stage)

Notes to Financial Statements
From Inception (November 2,1998)
  to November 30, 2002

2.    Summary of Significant Accounting Policies (Cont'd)

      Impairment of Long-Lived Assets

      Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of such assets.

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

      Amortization

      On the straight-line method -

         Computer equipment                           3 years
         Leasehold improvements                       5 years

      Repairs and maintenance are charged to operations as incurred and expenditures for significant improvements are capitalized. The cost of property and equipment retired or sold, together with the related accumulated amortization, are removed from the appropriate asset and amortization accounts, and the resulting gain or loss is included in operations.

      Revenue Recognition

      The Company's revenues recognized to date are software consultation and internet site hosting. Revenue, in respect of all the services described, is recognized on completion of services. Sword Comp-Soft Corp.'s revenue recognition practices are in conformity with the guidelines of SAB 101.

Sword Comp-Soft Corp.
(A Company in the Development Stage)

Notes to Financial Statements
From Inception (November 2,1998)
  to November 30, 2002

2.    Summary of Significant Accounting Policies (Cont'd)

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

      Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements No. 143 "Accounting for Asset Retirement Obligations"("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We believe that SFAS 143 will not have a material effect on the Company's financial statements.

Sword Comp-Soft Corp.
   (A Company in the Development Stage)

Notes to Financial Statements
From Inception (November 2,1998)
  to November 30, 2002

2.    Summary of Significant Accounting Policies (Cont'd)

      In August 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived" ("SFAS 144"). While SFAS 144 supersedes FASB Statement no. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We believe that adoption of SFAS 144 will not have a material effect on the Company's financial statements.

      In April 2002, the FASB issued Statement no. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 4"). SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4") and amends other existing authoritative pronouncements. As a result of SFAS 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). Applying the provision of APB 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS 145 is effective for fiscal years beginning after May 15, 2002. We believe that adoption of SFAS 145 will not have a material effect on the Company's financial statements.

      In June 2002, the FASB issued Statement no. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 replaces EITF Issued No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We believe that adoption of SFAS 146 will not have a material effect on the Company's financial statements.

      In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation requires companies to recognize an initial liability for the fair value of an obligation assumed when issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to materially affect the Company's financial statements.

      In December 2002, the FASB issued statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. ("SFAS 148") SFAS 148 provides alternative methods of transitioning to the fair-value method of accounting for stock-based employee compensation. SFAS 148 also amends previously issued disclosure requirements by requiring disclosure in the summary of significant accounting policies of the effect of the entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

Sword Comp-Soft Corp.
(A Company in the Development Stage)

Notes to Financial Statements
From Inception (November 2,1998)
  to November 30, 2002

2.    Summary of Significant Accounting Policies (Cont'd)

      While SFAS 148 does not require companies to account for employee stock options using the fair-value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based compensation, regardless of whether they account for that compensation using the fair-value method or the intrinsic-value method. The disclosure provisions are effective for fiscal years ending after December 15, 2002. The adoption of SFAS 148 is not expected to materially effect the Company's financial statements.

3.    Going Concern

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $141,693 for the year ended November 30, 2002, a net loss of $1,679 for the year ended November 30, 2001 and a net loss of $57,777 for the seven months ended November 30, 2000. Since inception (November 2, 1998) to November 30, 2002, the Company has reported a net loss of $212,603. As reported on the statement of cash flows, the Company had cash flows from operating activities of $21,412 for the year ended November 30, 2002, and negative cash flows of $5,040 for the year ended November 30, 2001 and $57,736 for the seven months ended November 30, 2000. Since inception (November 2, 1998) to November 30, 2002, the Company incurred negative cash flows from operating activities of $115,841.

      Certain shareholders and directors have committed to fund any operating cash flow shortages during the next fiscal year until the organization can generate sufficient funds from operations to meet current operating expenses and overhead.

4.    Accounts Receivable

      The accounts receivable balance of $51,797 (2001 - $29,677) is receivable in Canadian currency (Cdn$81,000; 2001 - $46,000).

5.    Notes Receivable, Related Parties

      The notes receivable related parties are unsecured, bear interest at 7% per annum and have no specified terms of repayment. During the year, the notes were written-down to estimated net realizable value, as a result interest income was not accrued during the year (interest income accrued in 2001 - $10,180).

      The notes receivable, related parties are due from Liquid Asset Corp., a minority shareholder of the parent company, and Aquaboost Corp., companies with a common chief operating officer and director with the parent company.

Sword Comp-Soft Corp.
(A Company in the Development Stage)

Notes to Financial Statements
From Inception (November 2,1998)
  to November 30, 2002

6.    Note Receivable, Parent Company

      The note is unsecured, bears interest at 7% per annum and has no specified terms of repayment.

7.    Fixed Assets

                                                                          2002              2001
                                                     Accumulated      Net Carrying      Net Carrying
                                          Cost       Amortization        Amount            Amount
      ----------------------------------------------------------------------------------------------
      Computer equipment                $72,219         $37,551         $34,668            $47,863
      Leasehold improvements                 --              --              --              2,664
      ----------------------------------------------------------------------------------------------
                                        $72,219         $37,551         $34,668            $50,527
      ==============================================================================================

8.    Accounts Payable and Accrued Liabilities

      The accounts payable and accrued liabilities balance of $47,855 (November 30, 2001 - $14,000) is payable in Canadian currency (Cdn$76,000; 2001 - $21,800).

      Included in accounts payable and accrued liabilities is an amount owing to the chief executive officer of approximately $18,000.

9.    Related Party Transactions

      Note Payable

      The note is unsecured and is payable to a shareholder of its parent company, Millenia Hope Inc. The note has been pledged as a guarantee for the loans receivable, related parties. The note bears interest at 7% per annum and is due no later than November 30, 2003. Interest expense incurred for the year amounted to $12,489 (2001 - $14,580; 2000 - $2,505).

      During the year, the Company paid consulting fees to a company controlled by the chief executive officer of approximately $118,000. The transaction is in the normal course of operations and is measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

Sword Comp-Soft Corp.
(A Company in the Development Stage)

Notes to Financial Statements
From Inception (November 2,1998)
  to November 30, 2002

10.   Contingency

      Legal proceedings have been instituted against the Company by a third party to cause it to register in the name of the third party 2,579,000 shares of common stock of the company from the name of current shareholders as part of an alleged agreement.

11.   Shareholders' Equity

      On April 30, 2000, the Company, in accordance with its private placement offering exempt from registration requirements under section 4(2) of the Securities Act of 1933, issued 10,400,000 of common shares at $0.025 per share. The shares were issued for $156,262 for cash consideration, the balance was in exchange for a subscription receivable of $103,739.

      On April 30, 2000, the Company issued 600,000 shares to officers of the Company in settlement of computer equipment purchases. The computer equipment was capitalized at the predecessor's cost of $15,000.

      On May 29, 2000, the Company issued 35,700,000 shares of common stock to Millenia Hope Inc. in exchange for 5,000,000 shares of common stock of Millenia Hope Inc. and 5,000,000 warrants, each warrant entitling the Company to purchase one common share at a price of $2.00 until May 29, 2003.

      On September 15, 2001, the Company issued 30,000 shares of common stock in exchange for a non-interest bearing subscription receivable of $120,000, maturing on September 15, 2002.

      On November 21, 2001, the Company issued 380,000 shares of common stock for a non-interest bearing subscription receivable of $190,000, maturing on November 21, 2002.

      On December 5, 2001, the Company issued 82,500 shares of common stock in exchange for settlement of consulting fees of $16,492. Subsequent to November 30, 2002, the Company will pay the provider of the consulting services $16,500 in exchange for the shares issued.

      On May 13, 2002, the Company issued 205,200 shares of common stock in settlement of professional fees in the amount of $51,375.

      On September 4, 2002, the Company reduced the subscriptions receivable and paid up capital in the amount of $112,500. This represents 30,000 shares of common stock which were previously issued for $4.00 per share on September 15, 2001 in exchange for a subscription receivable of $120,000. The shares were originally issued on the basis that the Company would be listed for public trading.

      On October 14, 2002, the Company issued 10,000 shares of common stock in settlement of consulting fees of $2,000.

Sword Comp-Soft Corp.
(A Company in the Development Stage)

Notes to Financial Statements
From Inception (November 2,1998)
  to November 30, 2002

11.   Shareholders' Equity (Cont'd)

      On November 10, 2002, the Company reduced the subscription receivable and the paid-up capital by $95,000. This represents 380,000 shares of common stock which were previously issued for $0.50 per share on November 21, 2001 in exchange for a subscription receivable of $190,000. The shares were issued on the basis that the Company would be listed for public trading.

      Subscriptions receivable of $95,000 will be settled in exchange for product promotions rendered by the purchasing shareholder during 2003. The balance of $7,500 is due on or before June 2003. The subscriptions receivable are non-interest bearing.

12.   Non-Cash Financing and Investing Activities

      During the year, the Company settled $18,550 of the note receivable, minority shareholder in exchange for payment of certain expenses.

      The Company issued common stock (note 11) in settlement of professional fees and marketing fees as follows:

      Date                     Stock Issued                   Value
      --------------------------------------------------------------------------

      December 5, 2001               82,500              $     16,500
      May 13, 2002                  205,200                    51,375
      October 14, 2002               10,000                     2,000

13.   Income Taxes

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

      As at November 30, 2002, there were approximately $130,600 of tax losses that may be applied against earnings of future years, no later than as follows:

      2014                                             $   11,000
      2015                                                 58,000
      2016                                                  1,600
      2017                                                 60,000

Sword Comp-Soft Corp.
(A Company in the Development Stage)

Notes to Financial Statements
From Inception (November 2,1998)
  to November 30, 2002

14.   Subsequent Event

      On March 3, 2003, the Board of Directors approved the increase in the number of authorized common shares from 70 million to 120 million and the creation of 50 million shares of preferred stock. The specific rights and restrictions of the preferred shares have not yet been determined.

      On March 5, 2003, the Company signed an agreement with its parent company to re-acquire all of its issued common shares held by the parent company, this being 30.7 million common shares. In exchange for such shares, the Company will pay its parent company $700,000, due no later than March 5, 2004. A portion of this amount will be allocated to reduce the note receivable parent company. In addition, the Company will transfer all rights and ownership of the Application Service Provider in the E-Health Sector business to the parent company.

15.   Comparative Figures

      The financial statements for the seven months ended November 30, 2000 were examined and reported upon by another accountant.