Form 10QSB
period 2003-05-31
SWORD COMP SOFT CORP
filed 2003-07-16
CIK 1126162

SWORD COMP-SOFT CORP.
        (Exact name of Small Business Issuer as Specified in its Charter)

                   DELAWARE                            98-0229951
        (state or other Jurisdiction of            (I.R.S Employer
        Incorporation or Organization)            Identification No.)

           4055 Ste Catherine St. suite 142, Montreal, Quebec H3Z 3J8
                    (Address of Principal Executive Offices)

                                 (514) 798-8873
                 Issuer's Telephone Number Including Area Code)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date : At May 31, 2003 Issuer had 47,658,000 outstanding shares of Common Stock.

                                      INDEX

PART I:  FINANCIAL INFORMATION

      Item 1. Financial Statements

Balance Sheet (Unaudited) at May 31, 2003 Statement of Operations (Unaudited) for the three and six months ended May 31, 2003 and May 31, 2002 and from inception (November 2, 1998) to May 31 2003. Statement of Cash flows (Unaudited)for the six months ended May 31, 2003 and May 31 2002 and from inception (November 2, 1998) to May 31, 2003. Notes to the financial statements (Unaudited).

PART II. Other Information

      Item 2. Sale of Unregistered Securities

      Item 6. Exhibits and Reports on Form

      SIGNATURES

                             SWORD COMP-SOFT CORP.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEET
                                AT MAY 31, 2003
                                  (UNAUDITED)

                                     Assets

Current Assets
     Cash                                                          $        --
     Accounts receivable                                               101,147
     Note Receivable - Related Party                                   101,054
                                                                   -----------

       Total current assets                                            202,201
Property and equipment, net                                             28,388
Licensing rights                                                       700,000
Investment                                                             129,478
                                                                   -----------

       Total assets                                                  1,060,067

                                                                   ===========

                      Liabilities and Shareholder's Equity

Current Liabilities
     Bank Indebtedness                                                   5,695
     Accounts payable and accrued liabilities                           74,447
     Note Payable - Related party                                      726,284
                                                                   -----------

       Total current liabilities                                       806,426

 Shareholder's Equity
     Common Stock, $.0001 par value; authorized                          4,766
          70,000,000 shares; issued and outstanding 47,658,000
     Paid in Capital                                                   597,088
     Share Subscription Receivable                                     (55,000)
     Deficit accumulated during the development stage                 (293,213)
                                                                   -----------

       Total Shareholder's Equity                                      253,641

        Total liabilities and shareholder's equity                 $ 1,060,067
                                                                   ===========

        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                             SWORD COMP-SOFT CORP.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENT OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED MAY 31, 2003 AND 2002
              FROM INCEPTION NOVEMBER 2, 1998 THROUGH MAY 31, 2003
                                   (UNAUDITED)

                                                                Three months                     Six Months            Inception
                                                                   ended                            Ended           November 2, 1998
                                                                  31-May                           31-May               Through

                                                             2003           2002            2003           2002       May 31, 2003
                                                        ------------    ------------    ------------   ------------   ------------
Revenues:                                               $     25,000    $     58,128    $     70,130   $    170,696   $    942,848

Cost of Revenues:                                             17,082          32,096          41,434         72,250        614,193
                                                        ------------    ------------    ------------   ------------   ------------
                                                               7,918          26,032          28,696         98,446        328,655

Operating Expenses:
       Marketing                                              23,750              --          72,500             --        171,266
       Rent                                                       --              --              --          4,500         37,305
       Professional Fees                                      16,574                           17324                       107,548
       Selling, general and administrative expenses            5,090          11,444          10,469         31,341        307,291
                                                        ------------    ------------    ------------   ------------   ------------
Total Operating Expenses                                      45,414          11,444         100,293         35,841        623,410
                                                        ------------    ------------    ------------   ------------   ------------
          Income/(Loss) before other income (expense)        (37,496)         14,588         (71,597)        62,605       (294,755)

Other income (expense):
       Interest income - Parent                                   --           3,251           1,728          6,446         29,426
       Interest income - Related party                         1,738           2,851           3,446          5,629         15,877
       Interest expense - Related party                      (12,476)         (3,229)        (14,187)        (6,403)       (43,761)
                                                        ------------    ------------    ------------   ------------   ------------
          Total other income (expense)                       (10,738)          2,873          (9,013)         5,672          1,542

Net income/(Loss)                                            (48,234)         17,461         (80,610)        68,277       (293,213)
                                                        ============    ============    ============   ============   ============

Basic weighted average common shares outstanding          47,658,000      48,742,500      47,658,000     48,742,500     47,323,093
                                                        ============    ============    ============   ============   ============

Basic Loss per common share                             $    (0.0010)   $     0.0004    $    (0.0017)  $     0.0014   $    (0.0062)
                                                        ============    ============    ============   ============   ============

        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                             SWORD COMP-SOFT CORP.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENT OF CASH FLOW
                 FOR THE SIX MONTHS ENDED MAY 31, 2003 AND 2002
              FROM INCEPTION NOVEMBER 2, 1998 THROUGH MAY 31, 2003
                                   (UNAUDITED)

                                                                                                       Inception
                                                                            Six months ended        November 2, 1998
                                                                                                        through
                                                                       May 31, 2003  May 31, 2002     May 31, 2003
                                                                       ------------  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                        $ (80,610)     $ 68,277        $(293,213)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
     Depreciation and amortization                                           6,280         6,770            44886
     Issuance of Capital stock for Marketing & Consulting Fees              72,500            --          142,375
     Writedown Leaseholds                                                       --            --            2,663
     Writedown Accounts Receivable                                              --            --           70,000
     Accrued interest expense-related party                                 14,187         6,403            43761
     Accrued interest income-related party and parent                       (5,174)      (12,075)         (45,303)
Changes in Operating assets and liabilities:
           Note Receivable - Parent Company                                     --        14,323         (153,841)
           Note Receivable - Related Party                                      --        (5,430)        (155,177)
           Accounts Receivable                                             (49,350)      (79,823)        (101,147)
           Accounts Payable                                                 26,602        26,204           74,447
                                                                         ---------      --------        ---------

Net cash provided by/(used in) operating activities                        (15,565)       24,649         (370,549)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Property and Equipment                                              --            --          (60,937)
                                                                         ---------      --------        ---------

Net cash provided by/(used in) investing activities                             --            --          (60,937)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Sales of common stock                                                         --            --          156,262
  Payment of common stock subscriptions receivable                              --            --          103,739
  Notes payable, related party                                              14,240       (29,242)         165,790
  Bank Indebtedness                                                          1,325         4,593            5,695
                                                                         ---------      --------        ---------

Net cash provided by/(used in) financing activities                         15,565       (24,649)         431,486
                                                                         ---------      --------        ---------

Net increase (decrease) in cash and cash equivalents                            --            --               --
Cash and cash equivalents, beginning of period                                  --            --               --
                                                                         ---------      --------        ---------

Cash and cash equivalents, end of period                                 $      --      $     --        $      --
                                                                         =========      ========        =========

Supplemental Schedule of noncash investing and financing activities:

On April 30, 2000, the company issued 600,000 shares of
common stock in settlement of computer equipment purchased
from its officers                                                                                          15,000

On May 30, 2003 the Company purchased the licensing
rights to market a vehicle tracking unit for
30,700,000 shares of its common stock                                      700,000            --          700,000

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

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming the company will continue as a going concern. The company reported net losses of $(48,234) and $(80,610) for the three and six months ended May 31, 2003 as well as reporting net losses of $(293,213) from inception (November 2, 1998) to May 31, 2003. As reported on the statement of cash flows, the Company had deficient cash flows from operating activities of $ (15,565) for the six months ended May 31, 2003 and has reported deficient cash flows from operating activities of $ (370,549) from inception (November 2, 1998). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $260,000 and notes payable, principally related party debt $165,790.

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

SWORD COMP-SOFT CORP. was an (ASP) Application Service Provider incorporated in November 1998 specializing in the E-healthcare sector.

As of March 5, 2003 this business was sold along with the assumption of a promise to pay $ 700,000 to Millenia Hope Inc., its former parent corporation. In exchange, Sword received 30.7 million shares of its outstanding common shares held by Millenia Hope Inc. Subsequently, Sword acquired the exclusive 10 year North American licensing rights to market a unique vehicle tracking model from First Link Assoc. in exchange for 30.7 million of its common shares.

Sword's Vehicle Tracking System seamlessly ties together wireless communications and the Internet with global positioning technology to link vehicles to a world of unlimited wireless services.

Its tracking unit combines GSM/GPS and wireless networks though a Network Operations Center. The vehicle data gathered by the unit is transmitted to the Operations Center, that processes the vehicle data and messaging via customized software. The tracking unit features pinpoint location capabilities (within 3 meters of the vehicle's location) in most cases in almost instantaneous time (under 1 minute) and real-time, mobile two-way communications capability.

The number of cars in North America, has been estimated at approximately 170 million, as of 2002. This figure does not take into account the number of trucks in service, a huge market in and of itself. According to industry sources, Telematics (remote vehicle location) will become a $ 2 billion U.S. industry by 2006. 65 million people have indicated an interest in using a tracking device. Given the immense number of vehicles, the fact that only the smallest fraction have remote tracking devices installed and the pent up consumer demand for such an item, it is obvious to see why Sword expects the explosive growth in this industry to continue into the foreseeable future.

Sword's registration statement with the Security and Exchange Commission was accepted on July 16, 2001 and it is now a reporting company. It is presently in the process of applying to the NASD to be able to trade their shares on the over The Counter Market.

Liquidity and cash flow needs of the company

From December 1st, 2002 to May 31, 2003 the company incurred operating expenses and interest expenses in the amount of $ 141,727 while recording net cash revenues of $ 70,130. From June 1st, 2003 to November 30th, 2003, the fiscal year end, the company anticipates that its net cash flow needs, will be $ 135,000 primarily to cover day to day operating expenses. These funds will be covered by revenue received and any shortfalls will be met by the officers and certain shareholders as previously outlined.

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

                                              SWORD COMP-SOFT CORP.
                                                   (Registrant)


Dated July 15, 2003                      By:  /s/  Leonard Stella
                                                 Chief Operating Officer