Form 10QSB
period 2003-08-31
SWORD COMP SOFT CORP
filed 2003-10-17
CIK 1126162

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date : At August 31, 2003 Issuer had 47,658,000 outstanding shares of Common Stock.

                                      INDEX

PART I: FINANCIAL INFORMATION

      Item 1. Financial Statements

Balance sheet (Unaudited) at August 31, 2003 Statements of Operations (Unaudited) for the three and nine months ended and August 31, 2003 and August 31, 2002 and from inception (November 2, 1998) to August 31, 2003 Statement of Cash Flows (Unaudited)for the nine month ended August 31, 2003 and August 31, 2002 and from inception (November 2, 1998) to August 31, 2003. Notes to the financial statements (Unaudited).

      Item 2. Plan of Operation

Part II: OTHER INFORMATION

      Item 2. Sale of Unregistered Securities

      Item 6. Exhibits and Reports on Form

      Signatures

                              SWORD COMP-SOFT CORP.
                      (A COMPANY IN THE DEVELOPMENT STATE)
                                  BALANCE SHEET
                               AT AUGUST 31, 2003
                                   (UNAUDITED)

                                     Assets

Current Assets
      Cash                                                                     --
      Accounts receivable                                                 101,142
      Note Receivable - Related Party                                     102,822
                                                                      -----------

       Total current assets                                               203,969
Property and equipment, net                                                25,248
Licensing Rights                                                          700,000
Investment                                                                129,478

Total assets                                                            1,058,695
                                                                      ===========

                      Liabilities and Shareholder's Equity

Current Liabilities
        Bank Indebtedness                                                   6,128
     Accounts payable and accrued liabilities                              74,447
     Notes Payable - Related party                                        741,894
                                                                      -----------

                 Total current liabilities                                822,469

 Shareholder's Equity
       Common Stock, $.0001 par value; authorized                           4,766
            70,000,000 shares; issued and outstanding 47,658,000
       Paid in Capital                                                    597,088
       Share Subscription Receivable                                      (31,250)
       Deficit accumulated during the development stage                  (334,378)
                                                                      -----------
                                                                          236,226

            Total Shareholder's Equity

              Total liabilities and shareholder's equity              $ 1,058,695
                                                                      ===========

                              SWORD COMP-SOFT CORP.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF OPERATIONS
         FOR THE 3 MONTHS AND NINE MONTHS ENDED AUGUST 31, 2003 AND 2001
             FROM INCEPTION NOVEMBER 2, 1998 THROUGH AUGUST 31, 2003
                                   (UNAUDITED)

                                                               Three months                  Nine Months              Inception
                                                                  ended                         Ended             December 24, 1997)
                                                                August 31,                    August 31,               Through
                                                                ----------                    ----------

                                                           2003           2002            2003           2002       August 31, 2003
                                                        -----------    -----------    ------------    -----------   ---------------
Revenues:                                               $        --   $     124300    $     70,130   $     294996    $    942,848

Cost of Revenues:                                                --         35,664          41,434        107,914         614,193

                                                        -----------    -----------    ------------    -----------    ------------
                                                                 --         88,636          28,696        187,082         328,655

Operating Expenses:
       Marketing and representation                          23,750         51,375          96,250         51,375         195,016
       Rent                                                      --          2,596              --          7,096          37,305
       Professional Fees                                         --             --          17,324             --         107,548
       Selling, general and administrative expenses           6,473         33,055          16,942         64,396         313,764

                                                        -----------    -----------    ------------    -----------    ------------
Total Operating Expenses                                     30,223         87,026         130,516        122,867         653,633

                                                        -----------    -----------    ------------    -----------    ------------
          Income/(Loss) before other income (expense)       (30,223)         1,610        (101,820)        64,215        (324,978)

Other income (expense):
       Interest income - Parent                                  --          3,308           1,728          9,754          29,426
       Interest income - Related party                        1,768          2,936           5,214          8,565         176,645
       Interest expense - Related party                     (12,710)         (2991)        (26,897)         (9394)        (56,471)
                                                        -----------    -----------    ------------    -----------    ------------

          Total other income (expense)                      (10,942)         3,253         (19,955)         8,925           9,400

Net income/(Loss)                                           (41,165)         4,863        (121,775)        73,140        (334,378)
                                                        ===========    ===========    ============    ===========    ============

Basic weighted average common shares outstanding         47,658,000     48,948,000      47,658,000     48,811,000      47,406,591
                                                        ===========    ===========    ============    ===========    ============

Basic Loss per common share                             $   (0.0009)   $    0.0001    $    (0.0026)   $    0.0015    $    (0.0071)
                                                        ===========    ===========    ============    ===========    ============

                              SWORD COMP-SOFT CORP.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF CASH FLOWS
               FOR THE NINE MONTHS ENDED AUGUST 31, 2002 AND 2001
             FROM INCEPTION NOVEMBER 2, 1998 THROUGH AUGUST 31, 2002
                                   (UNAUDITED)

                                                                                                Inception
                                                                 Nine months ended           November 2, 1998
                                                                                                 through
                                                          August 31, 2003   August 31, 2002   August 31, 2002
                                                          ---------------   ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                             $(121,775)        $ 73,140         $(334,378)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
     Depreciation and amortization                                9,420           10,155            48,026
     Issuance of Stock for Marketing and Consulting              96,250           51,375           166,125
     Writedown leaseholds                                            --               --             2,663
     Writedown Accounts receivable                                   --               --            70,000
     Accrued interest expense - related party                    26,897            9,394            56,471
     Accrued interest income- related party, parent              (6,942)          (18319)          (47,071)
Changes and Operating Assets and Liabilities:
                Note receivable - Parent                             --           14,323          (153,841)
          Note Receivable - Related Party                          2000            (9404)         (153,177)
          Accounts Receivable                                   (49,350)         (109641)         (101,147)
          Accounts Payable                                       26,602           33,632            74,447
                                                              ---------         --------         ---------

Net cash provided by/(used in) operating activities             (16,898)          54,655          (371,882)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Property and equipment                                   --               --            (60937)
                                                              ---------         --------         ---------

Net cash provided by/(used in) investing activities                  --               --            (60937)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Sales of common stock                                              --               --           156,262
  Payment of common stock subscriptions receivable                   --               --           103,739
  Notes payable, related party                                    15140           (56433)          166,690
  Bank Indebtedness                                               1,758            1,778             6,128
                                                              ---------         --------         ---------

Net cash provided by/(used in) financing activities               16898           (54655)          432,819
                                                              ---------         --------         ---------

Net increase (decrease) in cash and cash equivalents                 --               --                --
Cash and cash equivalents, beginning of period                       --               --                --
                                                              ---------         --------         ---------

Cash and cash equivalents, end of period                      $      --         $     --         $      --
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

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported net losses $41,165 and $121,775 for the three and nine months ended August 31, 2003 as well as reporting net loss of $334,378 from inception (November 2, 1998) to August 31, 2003. As reported on the statement of cash flows, the Company had deficient cash flows from operating activities of $16,898 for the nine months ended August 31, 2003 and has reported deficient cash flows from operating activities of $371,882 from inception (November 2, 1998). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $260,000 and notes payable, principally related party debt of $166,690.

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

Its tracking unit combines GSM/GPS and wireless networks though a Network Operations Center. The vehicle data gathered by the unit is transmitted to the Operations Center that processes the vehicle data and messaging via customized software. The tracking unit features pinpoint location capabilities (within 3 meters of the vehicle's location) in most cases in almost instantaneous time (under 1 minute) and real-time, mobile two-way communications capability.

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

Liquidity and cash flow needs of the company

From December 1st, 2002 to August 31, 2003 the company incurred operating and net interest expenses in the amount of $191,905 while recording net cash revenues of $70,130. From September 1st, 2003 to November 30th, 2003, the fiscal year end, the company anticipates that its net cash flow needs, will be $ 80,000 primarily to cover day to day operating expenses. These funds will be covered by revenue received and any shortfalls will be met by the officers and certain shareholders as previously outlined.

Part II other information

Item 2: Sales of Unregistered securities

Date of      Title of            Number        Consideration      Exemption From
Sales        Security            Sold          Received           Registration
Claimed

12/05/02    Common Shares        250,000       $  25,000          Regulation S

                                               Settlement
                                               of Marketing
                                               expenses

(b) Reports on Form

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SWORD COMP-SOFT CORP.
                                                  (Registrant)


Dated October 17, 2003                      By: /s/ Leonard Stella
                                                Chief Operating Officer