Form 10KSB/A
period 2002-11-30
SWORD COMP SOFT CORP
filed 2006-01-17
CIK 1126162

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

      Notes to the Finance Statements (year ended 11/30/02)


(c)   List of Exhibits.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, this Annual Report or Amendment was signed by the following persons in the capacities and on the dates stated:

SIGNATURE                           TITLE                             DATE

Louis Greco                 President                           January 17, 2006
                            Principal Executive and Financial
                            Officer

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