Form 10KSB
period 2003-11-30
SWORD COMP SOFT CORP
filed 2006-01-20
CIK 1126162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2003

SWORD COMP-SOFT CORP.

Delaware                                          98-022951
(State or Other Jurisdiction of                   (I.R.S.Employer
Incorporation or Organization)                    Identification No.)

4055 St. Catherine West, Suite 151, Montreal, Quebec H3Z 3J8
(ADDRESS OF principal Executive Offices)

Issuer's telephone number: (514) 935-8589

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common stock, par value $0.0001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information, statements incorporated by reference in Part 3 of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for its most recent fiscal year: $72, 093

SWORD COMP- SOFT CORP.
FORM 10-KSB ANNUAL REPORT
TABLE OF CONTENTS
SECTION

PART 1

Item 1.     Business
Item 2.     Properties
Item 3.     Legal Proceedings
Item 4.     Submission of Matters to a Vote of Security Holders

PART 2

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation
Item 7.     Financial Statements and Supplementary Data
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 8a     Controls and Procedures

PART 3

Item 9.     Directors and Executive Officers of the Registrant
Item 10.    Executive Compensation
Item 11.    Security Ownership of Certain Beneficial Owners and Management
Item 12.    Certain Relationship and Related Transactions

PART 4

Item 13.    Exhibits, Financial Statement Schedule and Reports on Form 8-K
Item 14.    Principal Accountant Fees and Services

DESCRIPTION OF BUSINESS

      (a)   Business Development

Sword Comp-Soft Corp. ("SWORD") was organized on November 2, 1998. Its goal was to bring interactive healthcare information services utilizing the Internet to the consumer, in lay terms, to allow the consumer to make educated choices in the area of health care. Its plan was to offer knowledge and service databases that allowa the end user to access what they, as individuals, need.

As of Marh 5, 2003 this business was sold along with the assumption of a promise to pay $700,000 to Millenia Hope Inc., its former parent corporation. In exchange, Sword received 30.7 million shares of its outstanding common shares held by Millenia Hope Inc. Subsequently, Sword acquired the exclusive 10 year North American licensing rights to a vehicle tracking system in exchange for
30.7 million of its common shares.

Sword's vehicle tracking system was supposed to seamlessly tie together wireless communications and the Internet with global positioning technology to link vehicles to a world of unlimited wireless services. As of February 24, 2005 Sword's Board of Directors concluded that its attempt to enter the vehicle tracking business was unsuccessful and entered into a provisional agreement, with Advanced Fluid Technologies Inc. a Delaware corporation, to acquire assets from the latter corporation pursuant to entering the bottled water, more specifically the oxygenated bottled water, market. A definitive Agreement was concluded on August 26, 2005.

      (b)   Business of Issuer

Sword's goal is to position AquaBoost(TM), the bottled oxygenated water product it acquired from Advanced Fluid Technologies in August 2005, as an energizing alternative to soft drinks and as a beverage with more health benefits than ordinary water. To date, the aforementioned product has had minimal sales and the Company will endeavour, but can offer no guarantees, to raise its sales level significantly. Officers and director of the firm have committed to fund the operations of the Company until sufficient funds have been generated from ongoing business.

OXYGENATED WATER, THE PRODUCT

Oxygen enriched water is water that is treated, combined or infused with oxygen. Most oxygen enriched water companies claim that their water contains around seven times the oxygen of natural, mineral, tap or spring water. For many of the available brands the oxygen content is acknowledged to decrease over time (giving products a shorter shelf life) and also decreases when the oxygen enriched water bottle is opened, as the oxygen slowly dissipates.

Oxygenated water is a convenient source of additional oxygen for the body. The benefits of additional oxygen, according to the studies run and research done, include increased cardiovascular and muscular endurance. Oxygenated water raises the body's energy levels, improves concentration, calms the nervous system, and helps to remove toxins (See Tests and Studies).

BOTTLED WATER MARKET

Worldwide sales in the fast-growing bottled water industry have risen annually, over the past decade, surpassing $40 billion US in 2004. The United States market was $7.1 billion US and the European market, where bottled water is the leading beverage, at an estimated $12 billion. Some analysts suggest that bottled water will surpass all US beverage categories, excluding soft drinks.

Oxygenated bottled water is a sub-category, one of the groups of specialty beverages, of the broader bottled water market. Zenith International, a British food industry consultant, stated, in its January 2005 report, that the worldwide sales of bottled oxygenated water in 2004 reached 110 million litres, a growth of 30% from previous year and 65% during the past 2 years.

MARKET SIZE AND TRENDS

The oxygenated water market represents an important niche within the global beverage market. The product imparts benefical aspects not available from bottled water, and is a healthy substitute for soft drinks. For the year 2004, according to the aforementioned Zenith study, Europeans purchased some 44 billion litres of bottled water and Americans more than 26 billion litres. The 2004 sales figures for oxygenated bottled water were 32 million litres for the United States and 40 million litres for Europe, respectively.

As per the previoously mentioned Zenith report, oxygenated water sales should double between 2004 and the year 2008. This would yield an annual growth rate of 20%, far above the predicted growth rate of regular bottled water.

According to the Canadian Soft Drinks Association, bottled water is the largest selling beverage in Europe and ranks behind soft drinks in North America. The growth rate in the past decade for all bottled water consumption is much higher than that of soft drinks.

COMPETITION

Several Canadian companies and Bio-Hydration of San Diego, California, the volume leader in oxygenated water, have developed their own oxygenated water.O2 Canada, Oxyl'Eau, Neva Sport, Athletic Superwater, and Life 02 are being marketed as a means to improve athletic performance. Penta and Avani's oxygenated water relies on the purity of its product in its sales effort.

All of these brands are not on par with AquaBoost(TM) in either their oxygen-retentive abilities and/or in their levels of oxygenation.

                                                        Oxygen Retentive Ability
                            Parts Per Million of        Upon Opening of a Bottle
      Brand                        Oxygen                         600ml
--------------------------------------------------------------------------------
Penta Waters                      Up to 70                Not listed

Life O2                           Up to 120               Less than 36 hours

O2 Canada                         Up to 40                Not listed

Athletic Super Water              Up to 50                Not listed

Avani Extra Oxygen                Up to 50                Maximum up to 2 hours

Neva Sport                        Up to 50                Within 24 hours

OxyL'eau                          15                      Not listed

AQUABOOST(TM)

AquaBoost(TM) is "oxygenated" water: it has been treated to retain oxygen in concentrations far higher than those found in nature. For example, water can retain 9 parts per million (ppm) of oxygen at 20(degrees) under a presure of one atmosphere. Studies conducted by the Quebec government have confirmed that our water contained at least 20 ppm - the highest concentration detectable by the government lab's measurement instruments. Our own tests established that AquaBoost(TM) contained in excess of 80 ppm and even exceeded 100 ppm, even six months after bottling (See Tests and Studies section).

PRODUCTION PROCESS

We have added new dimensions to the laws of physics governing dissolved gases. Our method of dissolving gases in a liquid works by influencing ionic mobility, electron diffusion, via an electron cannon, and the use of triboelectricity with electrostatic charges. Due to the aforementioned processes, we can attach and stabilize oxygen molecules in water at levels previously unheard of, 100PPM and even higher.

Therefore, in contrast to a mineralized solution reducing the dissolvability of oxygen in water as would be the case with our competitors' products, a small quantity of minerals helps us create conductivity in water. In effect, the amount of conductivity is influenced by the electrolyte strength, the nature of free ions and their concentration in water. The process modifies water's physical and chemical characteristics and allows us to bond the oxygen molecule to water.

Currently, our oxygenated bottled water will be produced for us by Liquid Resources, at the Vermont Natural Spring Water plant where they have installed our oxygenation equipment. Their production and bottling capacity is more than adequate to fill our estimated annual sales of oxygenated water.

DEVELOPMENT

We are researching the optimum path to bring further products to the market in the medium term, by exploring the oxygenation technology's application in beverages other than water. Oxygenated fruit juices is one of the development items on our mid-term strategic horizon.

COMPETITIVE ADVANTAGES

      o Due to its production process, AquaBoost(TM)'s elevated oxygen content does not simply bubble away, when the product is opened, as happens with many of our competitors' products. Aquaboost(TM) will retain its oxygen level over a much longer period of time than its competitors.

      o Our level of dissolved oxygen, up to 100ppm, is far greater than the vast majority of our competitors (see previous section).

      o Our production process ensures that our product is clean of all contaminants and impurities.

PRICING AND MARKETING

PRICING

Due to the superior qualities of of AquaBoost(TM), we are confident that retailers will obtain premium prices for it. The higher price will signal to consumers that there is something "unique" about AquaBoost(TM), which we expect will fuel greater customer demand. It will also offer the increased margins of oxygenated and specialty type waters to distributors, thus helping to boost our product's introduction into the consumer marketplace.

POTENTIAL CONSUMERS

AquaBoost(TM) offers important benefits to consumers. In raising their oxygen levels, people not only feel better and have increased energy levels, they also think more clearly and function at peak performance for longer periods of time, improving their work and leisure time productivity.

An in house survey of potential AquaBoost(TM) customers and the 2005 report of Zenith International tell us that they are health-conscious, men and women who will benefit from the additional oxygen in their bodies. They lead active lifestyles, engage in sports and other physical activities and are looking for healthy, nourishing alternatives to soft drinks and other traditional beverages.

A secondary group that we have identified, through the same research, are the elderly, who may encounter oxygen deprivation through illness and physical trauma. Oxygen reduces the effectiveness of pathogenic bacteria and viruses. As a simple, readily available source of oxygen. AquaBoost(TM) can offer these consumers better health.

In March 2001 Aquaboost(TM) was shown at the beverage and food show, SIAL, in Montreal, Quebec. Over 4,000 samples of Aquaboost(TM) were given out and generated significant positive interest during the commencement of the product testing phase.

MARKETING STRATEGY

The Company, both in the short and in the long term, aims to raise the awareness of our product specificly and, more generally, the added benefits of additional oxygen in the blood stream.

Medical benefits, of elevated oxygen levels, include:

Treatment of:

-     Infectious Diseases

-     Chronic wounds

-     Anemia/blood loss

-     Post operative wound care

-     Spinal cord injury

-     Cerebral Damage

-     Burn Victims

Improvements in:

-     Cognitive performance

-     Lowering blood pressure

-     Depression

-     Sleep Disorders

-     Chronic joint and muscular pain

-     Chronic Fatigue

-     Respiratory and Heart problems

-     Stimulation of metabolism

AquaBoost(TM) will be marketed and diffrentiated as having one of the highest PPM of oxygen and retaining this level over an extended period of time, thus conveying more of the potential benefits of higher bloodstream oxygen levels. With appropriate financing we will also utilize sport stars and will continue to ride the general bottled water and specialty water consumption rise, vis a vis soft drinks and other beverages.

PURCHASED RIGHTS

On August 26, 2005 Sword finalized an agreement with Advanced Fluid Technologies to purchase their to be patented oxygenation unit and all technical know how, intellectual properties, methodologies and all information pertaining to the following: the fixation of the oxygen molecule to water or any other fluid and/or to the building and maintenance of the oxygenation unit. Furthermore; all trademarks for the name Aquaboost Oxygenated Water, currently in force in the U.S., Canada and Mexico and the right to use and register said name globally, were transferred to Sword.

TESTS AND STUDIES

AquaBoost(TM) oxygen levels and retentive abilities

December 1999 - March 2000-Test done by the Goverment of Quebec, Canada's Testing facility.

58 samples of 500 ml and 1000 ml bottles refrigirated until December 23, 1999 and then left at room temperature until the end of the of experiment

Upper limit of government testing equipment 20 ppm

All samples measured at or above the maximum testing level i.e. in excess of 20 ppm of dissolved oxygen.

February 2000 - July 2000-Test done In-House by Dr. Rene Morel of Hospital Maisoneuve Rosement.

Measured, once a month, the oxygen level of a total of 200 bottles, 500 ml and 1000 ml, left at room temperature, for 6 months consecutively.

All samples measured between 80-110 ppm of dissolved oxygen, even after 6 months.

August 2000 - Test done by LAB Preclinical Research International

Variation of PO2 levels in MMHG in relation to time, animals

1 canine test subject, 11 months old, 500 ml with an oxygen content of 33 ppm

Increased PO2 level within a short time of receiving the oxygenised solution.

July 2000 - Test done by Dr. Knox van Dyke and Dr. Meir Sacks - University of West Virginia

Examined AquaBoost(TM) in an assay against the strong pro-oxidant SIN-1 which produces a key body oxidant called peroxynitrite. AquaBoost acted as an antixiodant by suppressing the light from luminol. Normally the peroxynitrite reacts with the luminol to produce light. AquaBoost interfered with the production or transmission of light, clearly indicating it is acting as an antioxidant.

November 2000 - Test done In-House by Dr. Rene Morel of Hospital-Maisoneuve Rosemont.

Variation of PO2 levels in MMHG in relation to time, humans

6 adults, male and female ages 38-53, who ingested 750 ml each of AquaBoost(TM) with an oxygen content of 100ppm. In all cases, their PO2 level increased significantly within a short time of ingesting Aquaboost(TM). Equally as significant, the elevated level of PO2 was detectable after a sustained period of time.

April 2002 - Test done by Northwest Environmental Water Lab in Oakville.

AquaBoost retaind oxygenated was 82ppm or 900% more than naturally occuring oxygen in water.

STUDIES ON THE BENEFITS OF INGESTING OXYGENATED WATER

The European Journal of Medical Research has carried out a study on the effect of oxygen enriched water on behalf of Germany's Adelhoizener. The study found that, due to warming in the stomach, oxygen bound in mineral water slowly de-binds and penetrates the stomach septum. Hence, venous blood leading to the liver was additionally supplied with oxygen. This oxygen enrichment amounted to 7% to 14% and lasted for around one hour.

In August 1997 double-blind tests were conducted by the Center for Research on Woman's Health, Denton, Texas. This involved 25 participants - 20 male and 5 females. They were given either clustered and oxygen enriched water or normal water and asked to run for 90 minutes with relevant recordings and measurements taken. It was found that runners drinking the clustered and oxygen enriched water decreased recorded times over the 5 kilometre distance by an average of 31 seconds, compared to regular bottled water. It was concluded that oxygen enriched beverages could increase athletic achievement.

According to a January 1999 article in the Canadian Journal of Health and Nutrition, "Oxygen Boosts Performance", the addition of extra oxygen to the human body yields many health and well-being benefits: improved cardiovascular endurance, raised energy levels, improved concentration, a calmer nervous system, and reduced toxin levels.

In a study conducted for Oxy-Water by George Washington University, entitled "Effects of Oxygenised Water on Percent Oxygen Saturation and Performance During Exercise", the effect of oxygen enriched water on performance during exercise was investigated. The study involved ten men and ten women aged between 23 and 35 - all regular exercisers. Each person performed two maximum output tests and two endurance tests, two for both oxygenised and distilled water. All four tests were carried out on a cycling machine. Each person drank 50cl of water 15 minutes before each test and then immediately following fatigue.

Further separation of the group found that the time to fatigue during the maximum output exercise was greater with Oxy-Water compared to the distilled water. The study concluded, "Individuals who are highly trained may benefit from the use of oxygenised water to increase percentage oxygen saturation during acute bouts of intense exercise and possibly prolong time to fatigue. Even small increases in oxygen saturation may be significant in highly trained individuals and elite performers."

"Oxygen plays a pivotal role in the proper functioning of the immune system..we can look at oxygen deficiency as the single greates cause of all diseases."

Stephen Levine, a respected molecular biologist and geneticist, and Dr. Paris M. Kidd, Ph.D., excerpted from Antioxidant Adaptation.

Two time Nobel Prize winning researcher, Dr. Otto Warburg determined that healthy cells might become cancerous as a result of oxygen depriviation.- per an OxyPlus oxygenated water excerpt

Dr. Otto Warburg's studies prove that when your body is saturated in oxygen, your healthy cells have more energy and are stronger. Cancer cells do not feed on oxygen, they feed on fermentation. An oxygen saturated body is a hostile environment for cancer. Oxygen increases your energy, your memory and the quality of your life.

As reported in the New York Times in 2001,Glenn J. Butler, whose bio-engineering career includes work with NASA and whose firm manages The Chronic Wound Treatment & Hyperbaric Center at The Mount Vernon Hospital, researched the long and short-term effects of consuming Oxygen8 (an oxygenated water produced in the US). Mr. Butler's findings: "By drinking Oxygen8, there is a significant increase in blood oxygen levels. The results suggest that the oxygen remains in the system for longer than 10 minutes after consumption. Approximately 1 out of every 3 of Americans is in need of hydration and thus, oxygen would be beneficial for their health."

As with many scientific claims, there are detractors from the benefit of ingesting oxygen enriched water. The tests and studies we have quoted are the validation for our beliefs in the benefit of oxygenated water.

AQUISITIONS

On August 26, 2005 Sword finalized an agreement with Advanced Fluid Technologies to purchase their to be patented oxygenation unit and all technical know how, intellectual properties, methodologies and all information pertaining to the following: the fixation of the oxygen molecule to water or any other fluid and or to the building and maintenance of the oxygenation unit. Furthermore; all trademarks for the name AquaBoost Oxygenated Water, currently in force in the U.S., Canada and Mexico and the right to use and register said name globally, were transferred to Sword. Also included was a distribution contract between Advanced Fluid Technologies and Impor Tadora Comercializadora Maple S.A. of Mexico, which Advanced Fluid transferred to Sword.

Purchase price, for all the aforementioned assets, is $216,000, this being the amount due by AFT to Sword for its notes payable as of August 26, 2005, and 20 million post reverse-split common shares of sword Comp-Soft Corp. Sword agreed to reverse split its common shares by a ratio of 10:1. The approval by the holders of a majority of the issued shares of the common stock and the filing of the relevant SEC forms, shall authorize said reverse stock split.

During 2003 Sword generated revenue from software consulting.

EMPLOYEES

There are no signed contracts with any employees. At the current time the following officers are its only employees:

Louis Greco - President-Director

Responsible for overall operational co-ordination, implentation of its new business direction and the attended marketing effort.

At present, he devotes 1 1/2 days per week to the Company and is a resident of Montreal.

Richard Cahill - Vice-President-Operations - Director

Responsible for day to day implentation of the Company's entry into the bottled water field. Currently, he devotes 3 1/2 days a week to the Company and is a Montreal resident.

Mario Dumais - Vice President, Investor Relations - Director

Responsible for communicating, strategizing and dissemenating the Company's public announcments and interacting with stakeholders of the Corporation, shareholders, vendors, customers etc. Curently, he devotes 1 day a week to the Company and is a Montreal resident.

France Gauthier - Vice President - Sales - Entertainment and Restaurant Division

Responsible for sales and marketing for the restaurant and entertainment segment of the bottled water market. Devotes 1 day a week to the Companyis a Montreal resident.

Dr. Pierre Marois, Head of Special Projects

Dr. Pierre Marois, a well respected physician at St. Justine's Hospital in Montreal, Canada, specializes in rehabilitative and epidermal medicine. Dr. Marois has specific expertise in the oxygenation process, having been one of the leaders of a research team involved in oxygenation projects from 1998-2001.

Although the aforementioned four officers and Dr. Marois, to a greater or lesser extent, do not work full time for SWORD; each one devoted an adequate amount of time to accomplish his role in the corporate structure. Whenever it is necessary, each of these officers puts in work time over and above their regularly scheduled workday.

ITEM 2

DESCRIPTION OF PROPERTIES

Our head office is located at 4055 St. Catherine St. West, Suite 151, Montreal, Quebec. The Company's facility will be relocated to 2515 Guenette in Montreal, Quebec between the first and second quarter of fiscal 2006.

ITEM 3

LEGAL PROCEEDINGS

We are not involved in any material legal proceedings.

ITEM 4

ITEMS SUBMITTED TO A VOTE OF SECURITY HOLDERS

On March 3, 2003, the Security Holders authorized the creation of 50 million preferred shares. As well, the authorized number of common shares outstanding were to have been raised to 120 million common shares from 70 million. Neither of these measures was filed under Form 14 A of the SEC regulations. As such, the Board of Directors decided, on February 28, 2005, not to raise the authorized number of common shares, which will remain at 70 million shares, nor to authorize any preferred shares, which will remain at 0 authorized shares.

ITEM 5

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

      (a) Market in Formation

Currently, there is no public market for Sword Comp-Soft Corp. shares. The company will file, via a market maker, documentation to allow it to be traded publicly on a North American Stock Exchange.

Of the 48,265,500 shares of common stock outstanding, 36,451,900 shares are currently subject to the resale restrictions and limitations of Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate, or persons whose shares are aggregated with affiliates, who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed 1% of the total number of outstanding shares of the same class. In the event the shares are sold on an exchange or are reported on the automated quotation system of a registered securities association, you could sell during any three-month period the greater of such 1% amount or the average weekly trading volume as reported for the four calendar weeks preceding the date on which notice of your sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us.

A person who has not been an affiliate for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

      (b) Holders

As of December 31, 2005, there were 340 holders of the Company's common stock.

      (c) Dividends

The Company has had no earnings to date, nor has the Company declared any dividends to date. The payment by the Company of dividends, if any, in the future, rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Company has not declared any cash dividends since inceprion, and has no present intention of paying any cash dividends on its Common Stock in the foreseeable future, as it intends to use earnings, if any, to generate growth.

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

In September 2001 Sword sold 30,000 shares at a price of $4 per share pursuant to its Registration Statement, These shares were sold under the exemption contained in Regulation S. Subsequently, the selling price of these shares was reduced to $0.25.

In November 2001, Sword sold 380,000 shares at a price of $0.50 per share. These shares were sold under the exemption contained in Regulation S. Subsequently, the selling price of these shares was reduced to $0.25.

In December 2001, Sword sold 82,500 shares at a price of $0.20 per shares, in settlement of consulting expenses under the exemption contained in Regulation S.

In May 2002 Sword sold 205,500 shares at a price of 0.25 per share, in settlement of marketing services under the exemption contained in Regulation S.

In October 2002, Sword sold 10,000 shares at a price of $0.20 per share, in settlement of consulting expenses under the exemption contained Regulation S.

In October 2002 subscription receivable was reduced by $95,000 due to the Company's not being listed for public trading.

In December 2002 Sword issued 250,000 common shares, at a price of $0.10 per share, in settlement of marketing services under the exemption contained in Reg. S.

In November 2003 Sword issued 607, 000 shares, at price of $0.05 per share, in settlement of marketing services and notes payable.

      (a) Common or Preferred Stock

The Company is authorized to issue 70,000,000 shares of Commn Stock, $0.0001 par value, of which 48,265,000 shares were issued and outstanding as of the date hereof. Each otstanding share of Common Stock is entitled to one (1) vote, either in person or by proxy, on all matters that may be voted upon the owners thereof at meetings of the stockholders.

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

      (c) Other securities to be Registered

None

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

Some of the statements undeer "Plan of Operations", "Business" and elsewhere in this registration statement are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions and other statements contained herein that are not statements of historical fact. You can identify these statements by words such as "may," "will," "should," "estimates," "plans," "expects," "believes," "intends," and similar expressions. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements.

Plan of Operation.

The following discussion should be read in conjuction with the financial statements and related notes which are included elsewhere in this prospectus. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions and our ability to market our product.

The business objective of Sword is to position AquaBoost(TM) as a top quality oxygenated water in the speciality waters market. Our oxygenation level (up to 100 ppm and greater), the ability of our bottled water to retain this level of oxygenation, even over lengthy periods of time and the purity of our product, we believe, should give us the ability to become a staple in this specialty waters niche.

We have set a conservative sales objective of 4-6% of the European and American markets, or $12.5 million U.S. to $20 million U.S., by the year 2008. The fact that AquaBoost(TM) was seen by hundreds of distributors at the SIAL in Montreal, Canada in 2001 and that there is already a market in Mexico for the product, gives us confidence in our abilities to reach our sales objectives. However, no assurances can be given that the Company will meet these goals.

Furthermore; the Company is engaged in discussions with several large beverage companies about oxygenating fruit juices. Should these discussions prove successfull, the Company would have another major revenue generating area. Curently, it is too premature to hazard an estimate about the likelihood of finalazing any deals with said corporations.

The Company will also engage in partnering with other beverage distributors or leasing its technology for royaltie in those regions and for those products where it will not negatively impact on potential AquaBoost(TM) sales.

SWORD COMP-SOFT CORP. was incorporated in November 1998 as an (ASP) Application Service Provider, specializing in the E-Healthcare sector.

On May 29, 2000 Millenia Hope Inc. acquired 35,700,000 shares of SWORD COMP-SOFT CORP., this being the 76% of SWORD's issued capital, in exchange for 5,000,000 common shares, valued at $129,478 based on the net tangible asset value of Millenia Hope and 5,000,000 warrants entitling the registered holder thereof to purchase at any time from that date for a period of three years, one share of common stock at a price of two dollars.

As of March 5, 2003 this business was sold along with the assumption of a promise to pay $700,000 to Millenia Hope Inc., its former parent corporation. In exchange, Sword received 30.7 million shares of its outstanding common shares held by Millenia Hope Inc. Subsequently, Sword acquired the exclusive 10 year North American licensing rights to market a unique vehicle tracking model from First Link Assoc. in exchange for 30.7 million of its common shares.

Sword's vehicle tracking system was supposed to seamlessly tie together wireless communications and the Internet with global positioning technology to link vehicles to a world of unlimited wireless services. As of February 24, 2005, SWORD's Board of Directors concluded that its attempt to enter the vehicle tracking business was unsuccessful and entered into a provisional agreement, with Advanced Fluid Technologies Inc. (AFT), a Delaware corporation, to acquire assets from the latter corporation pursuant to entering the bottled water, more specifically, the oxygenated bottled water market. A definitive Agreement was concluded on August 26, 2005 with Advanced Fluid Technologies to purchase their to be patented oxygenation unit and all technical know how, intellectual properties, methodologies and all information pertaining to the following: the fixation of the oxygen molecule to water or any other fluid and or to the building and maintenance of the oxygenation unit. Furthermore; all trademarks for the name AquaBoost Oxygenated Water, currently in force in the U.S., Canada and Mexico and the right to use and register said name globally, were transferred to Sword. Also included was a distribution contract between Advanced Fluid Technologies and Impor Tadora Comercializadora Maple S.A. of Mexico, which Advanced Fluid transferred to Sword.

Purchase price, for all the aforementioned assets, is $216,000, this being the amount due by AFT to Sword for its notes payable as of August 26, 2005, and 20 million post reverse-split common shares of sword Comp-Soft Corp. Sword agreed to reverse split its common shares by a ratio of 10:1. The approval by the holders of a majority of the issued shares of the common stock and the filing of the relevant SEC forms shall authorize said reverse stock split.

Sword's registration statement, with the Security and Exchange Commission, was accepted on July 16, 2001 and it is a reporting company. It is presently in the process of applying to allow it to be traded publicly, on a North American Stock Exchange.

On April 5, 2002, Dr. Raafat Saade was removed as a member of the Board of Directors and as an Officer.

On November 1, 2003, the Board of Directors removed Mr. Abdulmajid Sharif as the Chief Technical Officer and a Director of the Corporation. Mr. Sharif joined a competitor corporation as of August 31, 2003. The Board also removed Dr. Christos Tsoukas as Vice-President, Scientific Research & Development. Dr. Tsoukas vacated his position at Sword as of August 2003.

On November 30, 2003, Louis Greco was appointed by the Board of Directors as an outside Director of Sword and the Board accepted the resignation of Raymond Roy as an outside Director, due to a heavier commitment load to other endeavors.

On June 30, 2005, at a special meeting of the Board of Directors, three new Directors and three officers were appointed - Paolo Mori as an outside Director, Richard Cahill as a Director and also as the V.P. of Operations and Mario Dumais as a Director and as the V.P. of Investor Relations, and France Gauthier as V.P. of Sales, Etertainment and Restaurant Division.

At the same meeting, Leonard Stella resigned as the Chief Operating Officer but remained a Director, Anthony Ierfino resigned both as the Presiden/CEO and as a Director of Sword Comp-Soft Corp. and Louis Greco, a Director, was appointed as the new President of Sword, as well as remaining a Director of the Company.

Year ended November 30, 2003 compared to November 30, 2002

Revenue and Cost of Revenue in 2002 were $332, 599 and $165, 799, respectively, while in 2003 they were $ 72, 093 and $30, 304. In 2003 we only did a small amount of outside consulting work as we attempted to being our vehicle tracking system on line. This proved to be unsucsessful and an officer (Abdul Sharif) and one of our subcontractors left in August 2003 to work for a competing venture and we did no more consulting work, due to these defections.

In 2002 we wrote off accounts receivable, in the amount of $98, 377, which were deemed uncollectable. As of the date of the filing of our November 2003 year end, enough funds had been paid and were continuing to be paid against this receivable that it was deemed collectable in full, thus we had recovered bad debts in the amount of $69,479 in the other income section of the statement of operations.

In 2003 we expensed the $700,000 price we placed on the acquired licensing rights to our aborted vehicle tracking system, as per the February 24, 2005 Board of Directors resolution (see Plan of Operation section). There was no expense for this in 2002.

Marketing expense of $137,500 was the price of the shares exchanged for services to promote our aborted vehicle tracking device and other corporate representation. The expense for services in 2002 was $52, 117. The rise of $85,000 was for the greater effort made to promote our product in 2003, until the product was aborted.

Our professional fees declined in 2003 from $42, 170 in 2002 to $19,600 in 2003, due to a lessened need for professional advice with the cancellation of our vehicle tracking business venture.

Administrative expense declined from $30,237 in 2002 to $15,587 in 2003 due to a drop in rent of expense of $4,000 and telephone, office and selling decline of $10,000.

In 2002 we wrote down $70,000 of notes receivable-related parties, due to the concern about the potential collectability. This write down was reversed in 2003 due to changed circumstances that lent credence to their collectability in full.

As a result of the foregaing we had a loss of $715,903 in 2003 and a loss of $141,693 in 2002.

LIQUIDITY AND CAPITAL RESOURCES

We had net cash from operating, investing and financing of $4,420 for the year from December 1, 2002 to November 30, 2003. The accumulated deficit from operating activities was $1,179,250.

Effect  of Recent Accounting Pronouncements.

In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoliage) UNDER THE GUIDANCE IN ARB 43, Chapter 4, "inventory Pricing" Paragraph 5 of ARB 42, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal a to require treatment as current period charges..."

This Statement requires that those items be recognized as current-period charges regardless of weather they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 14, 2005. management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 152, "Accounting for Real Estate Time-Sharing Transactions." The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, "Accounting for Sales of Real Estate," for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS 152 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

ITEM 7. Financial Statements.

The financial statements are included at the end of this Annual Report, after the signature page.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On July 25, 2005 we hired the firm of Armando C. Ibarra, to be our auditors. The previous accountants, Richter, Usher and Vineberg, resigned and have no further business with Sword Comp-Soft Corp. There have been no disagreements with Richter, Usher and Vineberg. Prior to our hiring of Armando C. Ibarra , there was no relationship at all between Sword Comp-Soft and Armando C. Ibarra.

Item 8a. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14c. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the forgoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

ITEM 9 Director and Executive Officers

      a)    Directors and Executive Officers

Name                 Age    Title

Louis Greco          50     President-Director
Richard Cahill       61     Vice President Operations  - Director
Mario Dumais         44     Vice President - Investor Relations - Director
France Gauthier      38     Vice President - Sales, Restaurant and Entertainment
                            Division
Leonard Stella       43     Director
Paolo Mori           61     Director

Louis Greco, President - Director

Louis Greco received his B. Comm from McGill University in Montreal, Canada in 1974. Mr. Greco has been involved with a variety of consumer oriented industries in his 30 years in business. He has experience in the fiscal area, having been a branch manager of the National Bank from 1975-1980. During the next decade, to 1990, he was the manager of a chain of video outlets, as well as being involved with the Company's sales. From 1990 to 1995, he co-owned a retail food establishment. Between 1996 and present he has worked as sales consultant to the national divisions of 2 multinational office technology corporations. Minolta (Canada) and Panasonic (Canada). Mr. Greco's management, sales and financial skills will greatly aid Sword.

Richard Cahill, V.P. - Operations - Director.

Richard Cahill has an extensive background in the management of corporate operations and a specific expertise in transport and product scheduling. From 1971-1987, he was the city manager of the shipping firm, Brazeau Transport, responsible for a fleet of 125 drivers and their cargo. From 1987-1990, he was the General Manager of Star Truck and, until 1998, he ran his own import-export firm. From 1999 until the present, Mr. Cahill has been the Head of Operations of Advanced Fluid Technologies, a new entrant into the vibrant bottled water market, whose main assets and market is being acquired by Sword.

Mario Dumais - V.P. - Investor Relations - Director

Mario Dumais has an extensive background in dealing with the public in consumer related industries. From 1980-1988, he was the manager of a small chain of consumer goods stores. From 1988-1995, he worked as a self-employed sales consultant in the automotive industry. From 1995-2005, he was employed in the retail division of a European automobile manufacturer, primarily dealing with high value and high profile consumers coordinating with the sales department. To Sword, he brings his ability to communicate simply and concisely with a broad spectrum of people, who comprise the pool of investors in a public company.

France Gauthier - V.P. - Sales - Restaurant and Entertainment Division

France Gauthier has been in the wholesale beverage and supplies business, catering to the restaurant and entertainment establishments, since 1999. Previously, from 1988-1999, she worked in the retail end of the same industry. Ms. Gauthier brings to Sword a solid knowledge of this area of the beverage industry.

Leonard Stella - Director

Mr. Stella has a Bachelor of Arts Degree from McGill University, and received his Graduate Diploma in Administration from Concordia University in 1986. In 1987 Mr. Stella founded and operated a residential and commercial property developer, Dominion Certified Development. In 1991, he founded Trans-Immobilia, a residential property company. In 1997 he became the principal founding partner and is now the Chief Executive Officer of Millenia Hope, a publicly traded bio-pharma. Mr. Stella's expertise in running a public company is invaluable to Sword.

Paolo Mori - Director

Paolo Mori is a highly successful businessman in Quebec, Canada. Mr. Mori has been involved in real estate development and construction for the past number of years. His financial acumen will help him evaluate Sword's fiscal position and strengthen its overall business structure.

      b)    Significant Employees

      None

      c)    Family Relationships

There are no family relationships among directors or executive officers of the company.

      d)    Involvement in certain legal proceedings

      None

      e)    Committees

The Company has no standing audit, nominating and compensating committees of the Board of Directors or committees performing similar functions. Under the Sarbanes-Oxley Act of 2002, each public company is required to have an audit committee consisting solely of independent directors and to explain whether or not any independent director is a financial expert. In the event the public company does not have an audit committee, the Board of Directors becomes charged with the duties of the audit committee. Since the enactment of the Sarbanes-Oxley Act of 2002 which was signed into law by President bush in July 2002, the Company's directors have without success, attempted to obtain independent directors to serve on the Board of Directors and on a newly formed audit committee. In the event the Company is successful in the future in obtaining independent directors to serve on the Board of Directors and on a newly formed audit committee, of which there can be no assurances given, the Board of Directors would first adopt a written charter. Such charter would be expected to include, among other things:

      - annually reviewing and reassessing the adequacy of the committees formal charter;

      - reviewing the annual audited financial statements with the adequacy of its internal accounting controls;

      - reviewing analyses prepared by the Company's management and independent auditors concerning significant financial reporting issues and judgments made in connection with the preparation of its financial statements;

      - being directly responsible for the appointment, compensation and oversight of the independent auditor, which shall report directly to the Audit Committee, including resolution of disagreements between management and the auditors regarding financial reporting for the purpose of preparing or issuing an audit report or related work;

      -     reviewing the independence of the independent auditors;

      - reviewing the Company's auditing and accounting principles and practices with the independent auditors and reviewing major changes to its auditing and accounting principles and practices as suggested by the independent auditor or its management;

      - reviewing all related party transactions on an ongoing basis for potential conflict of interest situations; and

      - all responsibilities given to the Audit Committee by virtue of the Sarbanes-Oxley Act of 2002, which was signed into law by President George W. Bush on July 30, 2002.

      Code of Ethics

      Effective March 3, 2003, the Securities & Exchange Commission requires registrants like the Company to either adopt a code of ethics that applies to the Company's Chief Executive Officer and Chief Financial Officer or explain why the Company has not adopted such a code of ethics for purposes of item 406 of Regulations S-K, the term "code of ethics" means written standards that are reasonably designed to deter wrong doing and to promote:

      - Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships:

      - Full, flair, accurate, timely and understandable disclosure in reports and documents that the company files with, or submits to, the Securities & Exchange Commission and in other public communications made by the Company;

      -     Compliance with applicable governmental law, rules and regulations;

      - The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

      -     Accountability for adherence to the code.

      The Company has adopted the aforementioned Code of Ethics.

      f)    Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities ("ten-percent shareholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent shareholders also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended November 30, 2003, all of our officers, directors and ten-percent shareholders complied with the Section 16(a) reporting requirements.

ITEM 10 EXECUTIVE COMPENSATION

      (a)   General

                                                          Long-term
Name                            Year    Salary   Bonus   compensation

Anthony Ierfino                 2003   $20,300     0           0
CEO, President-Director

      (b)   Options/SAR Grants table

None

      (c)   Long Term Incentive Plan Award Table

None

      (d)   Compensation of Directors

Directors do not receive any compensation for services as members of the Board of Directors

      (e)   Employment Contracts and Termination of Employment and
            Change-in-Control

The company has no employment contracts with any of its executive officers.

As indicated above, certain officers received compensation.

      (f)   Report on Repricing of options/SAR

None

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

The following table sets forth, as of November 30, 2005, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for

      o Each person known by us to own beneficially more than five (5%) percent of our outstanding common stock,

      o     Each of our officeers and directors and

      o     All of our officers and directors as a group.

                                       Number Of Shares Owned
Name                                        Beneficially            % of Total

First Link Associates                        30,700,000               63.61%
362 Road Town
Tortola, British Virgin Islands
(Represented by Valentin Cimpan)

Leonard Stella (1)                              120,000                   *
4055 St. Catherine W.,
Suite 151,
Montreal, QC H3Z 3J8


      *     less than 1%

      (1)   Director

Item 12. Certain Relationships and Related Transactions.

None

Item 13. Financial Statements and Exhibits.

      (a)   List of Financial statements filed herewith

Sword Comp-Soft Corp.
(A company in the development stage)

Report of Independent Registered Public Accounting Firm

Balance Sheet (11/30/03)

Statement of Operations (Year ended 11/30/03, 11/30/02 and from inception to 11/30/03)

Statement of Shareholders' Equity (From inception to 11/30/03)

Statement of Cash flows (years ended 11/30/03 and 11/30/02 and from inception to 11/30/03)

Summary of Significant Accounting Policies (year ended 11/30/03)

Notes to the Finance Statements (year ended 11/30/03)

      (b)   List of Exhibits.

Reports on Form 8-K

Item 14. Principal Accountant Fees and Service

Audit Fees

For the fiscal year ended November 30, 2003, the aggregate fees billed for professional services rendered by Armando C. Ibarra ("independent auditors") for the audit of the Company's annual financial statements totaled approximately $3,500.

Financial Information Systems Design and Implementation Fees

For the fiscal year ended November 30, 2003 there were $-0- in fees billed for professional services by the Company's independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

For the fiscal year ended November 30, 2003 there was $0 in fees billed for other service.

Sarbane Oxley Declarations

                                   SIGNATURES

In accordance with the requirement of the Securities Exchange Act, this Annual Report or Amendment was signed by the following persons in the capacities and on the dates stated:

                             SWORD COMP-SOFT CORP.

 Date: January 19, 2006                /s/ Louis Greco
                                       -----------------------
                                       Louis Greco, President, Director
                                 (Principal Executive and Financial Officer)

[ACI LOGO]

                                ARMANDO C. IBARRA
                          Certified Public Accountants
                           A Professional Corporation

Armando C. Ibarra, C.P.A.              Members of the California Society of Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD        Members of the American Institute of Certified Public Accountants
                                           Registered with the Public Company Accounting Oversight Board

To the Board of Directors
Sword Comp-Soft Corp.
(A Development Stage Company)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Sword Comp-Soft Corp. (A Development Stage Company) as of November 30, 2003, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended and for the period of November 2, 1998 (inception) through November 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2003, and the results of its operations and its cash flows for the year then ended and for the period of November 2, 1998 (inception) through November 30, 2003 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2e, the Company in the past has shown significant operating losses that raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Armando C. Ibarra
-------------------------------
ARMANDO C. IBARRA, C.P.A. - APC

December 28, 2005
Chula Vista, California

                      371 "E" Street, Chula Vista, CA 91910
Tel: (619) 422-1348                                          Fax: (619) 422-1465

                              SWORD COMP-SOFT CORP.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                     ASSETS

                                                                       As of
                                                                   November 30,
                                                                       2003
                                                                   ------------

CURRENT ASSETS
   Cash                                                            $         49
   Accounts receivable                                                  143,967
   Loan receivable - (related parties)                                  191,576
                                                                   ------------
      Total Current Assets                                              335,592

NET PROPERTY & EQUIPMENT                                                 24,268

OTHER ASSETS
   Investment in other companies (see note 10)                          129,478
                                                                   ------------
      Total Other Assets                                                129,478

                                                                   ------------
         TOTAL ASSETS                                              $    489,338
                                                                   ============

                      See Notes to the Financial Statements

                              SWORD COMP-SOFT CORP.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       As of
                                                                   November 30,
                                                                       2003
                                                                   ------------
CURRENT LIABILITIES
   Accounts payable                                                $     34,683
   Notes payable                                                        633,812
   Notes payable - (related party)                                      117,120
                                                                   ------------
      Total Current Liabilities                                         785,615

TOTAL LIABILITIES                                                       785,615

STOCKHOLDERS' EQUITY
   Common stock ($0.0001 par value, 70,000,000 shares
      authorized: 48,265,500 shares issued and  outstanding as of
      as of November 30, 2003)                                            4,827
   Additional paid-in capital                                           627,402
   Stock subscription receivable
   Deficit accumulated during the development stage                    (928,506)
                                                                   ------------
      Total Stockholders' Equity                                       (296,277)

TOTAL LIABILITIES
                                                                   ------------
         & STOCKHOLDERS' EQUITY                                    $    489,338
                                                                   ============

                      See Notes to the Financial Statements

                              SWORD COMP-SOFT CORP.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                                November 2, 1998
                                                                                                   (inception)
                                                             Year Ended        Year Ended           through
                                                            November 30,      November 30,        November 30,
                                                                2003              2002                2003
                                                            ------------      ------------      ----------------
REVENUES
   Consulting income                                        $     72,093      $    332,599               944,811
                                                            ------------      ------------      ----------------
Total Revenues                                                    72,093           332,599               944,811

Costs of revenues                                                (30,304)         (165,799)             (603,063)
                                                            ------------      ------------      ----------------

GROSS PROFIT                                                      41,789           166,800               341,748

OPERATING COSTS
   Bad debt expense                                                    -            98,377                98,377
   Licensing rights                                              700,000                 -               700,000
   Depreciation expense                                           10,400            13,196                49,006
   Marketing expense                                             137,500            52,117               236,266
   Professional fees                                              19,600            42,170               109,824
   Administrative expense                                         15,587            30,237               140,078
                                                            ------------      ------------      ----------------
Total Operating Costs                                            883,087           236,097             1,333,551

                                                            ------------      ------------      ----------------
OPERATING INCOME (LOSS)                                         (841,298)          (69,297)             (991,803)

OTHER INCOME & (EXPENSES)

   Interest income                                                14,243            12,756                54,382
   Other income                                                   69,479                 -                69,479
   Write-down of leasehold improvements                                -            (2,663)               (2,663)
   Write-up/(down) of notes receivable, related parties           81,435           (70,000)               11,435
   Interest expense                                              (39,762)          (12,489)              (69,336)
                                                            ------------      ------------      ----------------
Total Other Income & (Expenses)                                  125,395           (72,396)               63,297

                                                            ------------      ------------      ----------------
INCOME (LOSS) BEFORE TAXES                                      (715,903)         (141,693)             (928,506)

INCOME TAX (PROVISION) BENEFIT                                         -

                                                            ------------      ------------      ----------------
NET INCOME (LOSS) AFTER TAXES                               $   (715,903)     $   (141,693)             (928,506)
                                                            ============      ============      ================

BASIC EARNINGS (LOSS) PER SHARE                             $      (0.02)     $      (0.00)
                                                            ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING          47,708,625        46,911,864
                                                            ============      ============

                      See Notes to the Financial Statements

                              SWORD COMP-SOFT CORP.
                         (A Development Stage Company.)
                       Statements of Stockholders' Equity
           From November 2, 1998 (inception) through November 30, 2003

------------------------------------------------------------------------------------------------------------------------
                                                                                                  Deficit
                                                                                                Accumulated
                                                                      Additional     Stock       During the
                                                   Common     Common    Paid-in   Subscription  Development
                                                   Shares     Stock     Capital    Receivable      Stage       Total
------------------------------------------------------------------------------------------------------------------------
Balance, November 30, 1998                                -  $     -  $        -  $          -  $         -  $        -

Stock issued on April 30, 2000 for cash          10,400,000    1,040     258,961      (103,739)                 156,262

Stock issued on April 30, 2000 for
   settlement of equipment purchase                 600,000       60      14,940                                 15,000

Stock issued May 29, 2000 in exchange for
   5,000,000 shares of Millenia Hope, Inc        35,700,000    3,570     125,908                                129,478

May 31, 2000 - collection on subscription                                               20,408                   20,408

June 30, 2000 - collection on subscription                                              83,331                   83,331

Net loss form November 2, 1998 (inception)
   to November 30, 2000                                                                             (69,231)    (69,231)

------------------------------------------------------------------------------------------------------------------------
Balance, November 30, 2000                       46,700,000    4,670     399,809             -      (69,231)    335,248
------------------------------------------------------------------------------------------------------------------------

Stock issued on September 15, 2001
   for cash                                          30,000        3     119,997      (120,000)                       -

Stock issued on November 21, 2001
   for cash                                         380,000       38     189,962      (190,000)                       -

Net loss for the year ended November 30, 2001                                                        (1,679)     (1,679)

------------------------------------------------------------------------------------------------------------------------
Balance, November 30, 2001                       47,110,000    4,711     709,768      (310,000)     (70,910)    333,569
------------------------------------------------------------------------------------------------------------------------

Stock issued December 5, 2001 in exchange
   for payment of consulting fees                    82,500        8      16,492                                 16,500

Stock issued May 13, 2002 in exchange for
   professional fees                                205,200       21      51,354                                 51,375

September 4, 2002 collection on subscription                            (112,500)      112,500                        -

Stock issued October 14, 2002 in exchange
   for payment of consulting fees                    10,000        1       1,999                                  2,000

November 10, 2002 collection on subscription                             (95,000)       95,000                        -

Net loss for the year ended November 30, 2002                                                      (141,693)   (141,693)

------------------------------------------------------------------------------------------------------------------------
Balance, November 30, 2002                       47,407,700    4,741     572,113      (102,500)    (212,603)    261,751
------------------------------------------------------------------------------------------------------------------------

Rounding                                                300

Stock issued December 1, 2002 in exchange
   for marketing expense                            250,000       25      24,975                                 25,000

February 28, 2003 collection on subscription                                            23,750                   23,750

May 31, 2003 collection on subscription                                                 23,750                   23,750

August 31, 2003 collection on subscription                                              23,750                   23,750

Stock issued October 20, 2003 in exchange
   for marketing expense                            350,000       35      17,465                                 17,500

Stock issued October 20, 2003 in exchange
   for notes payable                                257,500       26      12,849                                 12,875

November 30, 2003 collection on subscription                                            31,250                   31,250

Net loss for the year ended November 30, 2003                                                      (715,903)   (715,903)

------------------------------------------------------------------------------------------------------------------------
Balance, November 30, 2003                       48,265,500  $ 4,827  $  627,402  $          -  $  (928,506) $ (296,277)
========================================================================================================================

                      See Notes to the Financial Statements

                              SWORD COMP-SOFT CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                              November 2, 1998
                                                                                                (inception)
                                                                 Year Ended     Year Ended        through
                                                                November 30,   November 30,     November 30,
                                                                    2003           2002             2003
                                                                ------------   ------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income (loss)                                           $   (715,903)  $   (141,693)  $       (928,506)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation expense                                              10,400         13,196             49,006
    Common stock issued for services                                  42,500         69,875            112,375
    Write-down of leasehold improvements                                   -          2,663              2,663
    Write-down of notes receivable                                   (81,435)        70,000            (11,435)
    Accrued interest expense - note payable                           38,045         12,489             67,619
    Accrued interest income - notes receivable                       (12,533)       (12,756)           (52,672)
  Changes in operating assets and liabilities:

    (Increase) decrease in accounts receivable                       (92,170)       (22,120)          (143,967)
    (Increase) decrease in notes receivable                                -         18,524           (309,016)
     Increase (decrease) in accounts payable                         (13,172)        29,758             34,683
                                                                ------------   ------------   ----------------
    Net Cash Provided by (Used in) Operating Activities             (824,268)        39,936         (1,179,250)

CASH FLOWS FROM INVESTING ACTIVITIES

    Net sale (purchase) of fixed assets                                    -              -            (60,937)
                                                                ------------   ------------   ----------------
    Net Cash Provided by (Used in) Investing Activities                    -              -            (60,937)

CASH FLOWS FROM FINANCING ACTIVITIES

    Bank indebtness                                                   (4,370)         2,810                  -
    Issuance of common stock                                               -              -            156,262
    Payment of common stock subscription receivable                  102,500              -            206,239
    Proceeds from notes payable                                      726,187        (42,746)           877,737
                                                                ------------   ------------   ----------------
    Net Cash Provided by (Used in) Financing Activities              824,317        (39,936)         1,240,238

                                                                ------------   ------------   ----------------
    Net Increase (Decrease) in Cash                                       49              -                 49

    Cash at Beginning of Year                                              -              -                  -
                                                                ------------   ------------   ----------------
    Cash at End of Year                                         $         49   $          -   $             49
                                                                ============   ============   ================

    Supplemental  Cash Flow Disclosures:

    Cash paid during period for interest                        $     39,762   $     12,489
                                                                ============   ============
    Cash paid during period for taxes                           $          -   $          -
                                                                ============   ============

    Schedule of Non-Cash Activities:

    Common stock issued for services                            $     42,500   $     69,785
                                                                ============   ============

                      See Notes to the Financial Statements

                              SWORD COMP-SOFT CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2003

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Sword Comp-Soft Corp. (the "Company") was incorporated in the State of Delaware on November 2, 1998. The Company's objective was to be an Application Service provider in the E-Health sector providing on -line interactive health services through the internet. On March 5, 2003, the E-Health business was sold (see notes 14 and 15).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company's policy is to use the accrual method of accounting to prepare and present financial statements, which conforms to generally accepted accounting principles ("GAAP'). The Company has elected a November 30, year-end.

b. Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less and bank indebt ness to be cash and cash equivalents. Highly liquid investments are valued at quoted market prices.

c. Estimates and Adjustments

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring. See note 2i regarding the Companies revenue recognition policy.

d. Basis of Presentation and Considerations Related to Continued Existence (going concern)

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company's management intends to raise additional operating funds through operations, and debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

                              SWORD COMP-SOFT CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2003

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

e. Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of the financial statement preparation date. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values of cash and accounts payable were assumed to approximate carrying values for financial instruments because they are short term in nature, their carrying amounts approximate fair values, and they are payable on demand.

f. Accounts Receivable

The Company considers accounts receivable to be fully collectible; accordingly, no allowances for doubtful accounts are required. If amounts become uncollectable, they will be charged to operations when that determination is made.

g. Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of such assets. Management believes that there were no such impairments of at November 30, 2003.

h. Investments in Securities

The Company's marketable securities and investments in securities available for sale are classified as available for sale securities in the accordance with SFAS
115. They are classified as available for sale due to the fact that they are not bought or held principally for the purpose of selling them in the near term, they are not actively and frequently bought and sold, nor are they generally used with the objective of generating profits on short-term differences in price. Unrealized gains on available for sale securities are being classified under the requirements of SFAS No. 130. Under such statement, the Company's securities are required to be reflected at fair market value. Changes in the fair value of investments or valuation of securities are reflected in the statement of comprehensive income or (loss) in accordance with SFAS 130.

                              SWORD COMP-SOFT CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2003

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

i. Revenue Recognition and Deferred Revenue

The   Company's   revenues   recognized  to  November  30,  2003  were  software
consultation. Revenue, in respect of all services described, is recognized on completion of services, when collectibility is reasonably assured.

j. Foreign Currency Exchange

Foreign currency accounts have been translated as follows:

      o Monetary items - at exchange rates in effect at the balance sheet date

      o Non-monetary item - at exchange rates in effect o the dates of transactions

      o Revenue and expenses - at average exchange rate prevailing during the year.

Gains and losses arising from foreign currency translation are included in income.

k. Earning (Loss) Per Share

The Company follows Statement of Financial Accounting Standards (SFAS) 128, "Earning Per Share". Basic earnings (loss) per common share (EPS) calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods presented common stock equivalents were not considered, as their effect would be anti-dilutive.

l. Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the considered received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation". The provision of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25), but disclose the proforma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

                              SWORD COMP-SOFT CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2003

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS:

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Shared-Based Payment ("SFAS 123R). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

                              SWORD COMP-SOFT CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2003

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS:

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary transactions ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $715,903 for the year ended November 30, 2003 and a net loss of $928,506 during the period from November 2, 1998 (inception) through November 30, 2003. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certain shareholders and directors have committed to fund any operating cash flow shortages during the next fiscal year until the organization can generate sufficient funds from operations to meet current operating expenses and overhead.

NOTE 4. NOTES RECEIVABLE

All notes receivable are unsecured; bear interest at 7% per annum and have specified terms of retirement. During the year, management reversed a 2002 write down of notes receivable as they are now considered to be collectible in full.

                              SWORD COMP-SOFT CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2003

NOTE 5. PROPERTY & EQUIPMENT

Property is stated at cost. Additions, renovations, and improvements are capitalized. Maintenance and repairs, which do not extend asset lives, are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives ranging from 27.5 years for commercial rental properties, 5 years for tenant improvements, and 5 - 7 years on furniture and equipment.

                                      November 30,   November 30,
                                          2003           2002
                                      ------------   ------------
      Computer equipment              $     72,219   $     72,219
                                      ------------   ------------
                                      $     72,219   $     72,219
      Less Accumulated Depreciation        (47,951)       (37,551)
                                      ------------   ------------
      Net Property and Equipment      $     24,268   $     34,668
                                      ============   ============

NOTE 6. BASIC & DILUTED INCOME / (LOSS) PER COMMON SHARE

Basic gain (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted gain (loss) per common share has been calculated based on the weighted average number of shares of common and preferred stock outstanding during the period. The variance between basic and diluted weighted average is the addition of preferred stock in the calculation of diluted weighted average per share.

                                               November 30,   November 30,
                                                   2003           2002
                                               ------------   ------------
Net income (loss) from operations              $   (715,903)  $   (141,693)

Basic income / (loss) per share                $      (0.02)  $      (0.00)
                                               ============   ============

Weighed average number of shares outstanding     47,708,625     46,911,864
                                               ============   ============

NOTE 7. NOTE PAYABLE

Note payable as of November 30, 2003 consist of the following:

      Note payable to Millenia Hope, Inc. unsecured,
        with annual interest rate of 7 %.                       $  633,812
                                                                ----------
                                                                $  633,812
                                                                ==========

                              SWORD COMP-SOFT CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2003

NOTE 8. NOTE PAYABLE - RELATED PARTY

      Note payable to a related party, unsecured,
        with annual interest rate of 7%.                        $  117,120
                                                                ----------
                                                                $  117,120
                                                                ==========

NOTE 9. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryfowards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

At November 30, 2003 the Company has significant operating and capital losses carryfoward. The tax benefits resulting for the purposes have been estimated as follows:

                                               November 30, 2003
                                               -----------------

   Beg. Retained Earnings                      $        (212,603)
   Net Income (Loss) for Year ended 11/30/03            (715,903)
                                               -----------------
   Ending Retained Earnings                    $        (928,506)

   Gross income tax benefit                    $         928,506
   Valuation allowance                                  (928,506)
                                               -----------------
   Net income tax benefit                      $               -
                                               =================

The net operating loss expires twenty years from the date the loss was incurred. The retained earning balance includes accumulated comprehensive income (loss). In accordance with SFAS 109 paragraph 18 the Company has reduced its deferred tax benefit asset by a valuation allowance due to negative evidence that has caused the Company to feel it is more likely than not that some portion or all of the deferred tax asset will not be realized. No portion of the valuation allowance will be allocated to reduce goodwill or other noncurrent intangible asset of an acquired entity. There are no temporary differences or carryforward tax effects that would significantly affect the Companies deferred tax asset.

Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. None of the valuation allowance recognized was allocated to reduce goodwill or other noncurrent intangible assets of an acquired entity or directly to contributed capital.

                              SWORD COMP-SOFT CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2003

NOTE 10. INVESTMENTS IN OTHER COMPANIES

At November 30, 2003, the Company held investments in the following companies:

                           Number of   Value Price       FMV
                            Shares     At Year End   At Year End
                           -------------------------------------

Millenia Hope, Inc.        5,000,000      0.0259        129,478
                           -------------------------------------
      Total                                           $ 129,478
                           =====================================

NOTE 11. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On April 30, 2000, the Company in accordance with its private placement offering exempt from registration requirements under section 4(2) of the Securities Act of 1933, issued 10,400,000 of common shares at $0.025 per share. The shares were issued for $156,262 for cash consideration; the balance was in exchange for a subscription receivable of $103,739.

On April 30, 2000 the Company issued 600,000 shares of common stock to officers of the company in settlement of computer equipment purchases. The computer equipment was capitalized at the predecessor's cost of $15,000.

On May 29, 2000 the Company issued 35,700,000 shares of common stock to millennia Hope Inc. in exchange for 5,000,000 shares of common stock of Millenia Hope Inc. and 5,000,000 warrants, each warrant entitling the Company to purchase one common share at a price of $2.00 until May 29, 2003.

On September 15, 2001 the Company issued 30,000 shares of common stock in exchange for a non-interest bearing subscription receivable of $120,000, maturing on September 15, 2002.

On November 21, 2001 the Company issued 380,000 shares of common stock for a non-interest bearing subscription receivable of $190,000, maturing on November 21, 2002.

On December 5, 2001 the Company issued 82,500 shares of common stock in exchange for settlement of consulting fees of $16,942.

                              SWORD COMP-SOFT CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2003

NOTE 11. STOCK TRANSACTIONS (CONTINUED)

On May 13, 2002, the Company issued 205,200 shares of common stock in settlement of professional fees in the amount of $51,375.

On September 4, 2002, the Company reduced the subscriptions receivable and paid in capital in the amount of $112,500. This represents 30,000 shares of common stock which were previously issued for $4.00 per share on September 15, 2001 in exchange for a subscription receivable of $120,000. The shares were originally issued on the basis that the Company would be listed for public trading.

On October 14, 2002, the Company issued 10,000 shares of common stock in settlement of consulting fees of $2,000.

On November 10, 2002, the Company reduced the subscription and the paid in capital by $95,000. This represents 380,000 shares of common stock, which were previously issued for $0.50 per share on November 21, 2001 in exchange for a subscription receivable of $190,000. The shares were issued on the basis that the Company would be listed for public trading.

Subscription   receivable  of  $95,000  was  settled  in  exchange  for  product promotions rendered by the purchasing shareholder during 2003. The balance of $7,500 was settled in exchange for general services rendered during 2003.

On December 1, 2002, the Company issued 250,000 shares of common stock in settlement of marketing expense of $25,000.

On October 20, 2003, the Company issued 350,000 shares of common stock in settlement of marketing expense of $17,500.

On November 6, 2003, the Company issued 257,000 shares of common stock in settlement of notes payable of $12,875.

As of November 30, 2003 the Company had 48,265,500 shares of common stock issued and outstanding.

NOTE 12. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2003.

(A) Common stock, $ 0.0001 par value; 70,000,000 shares authorized; 48,265,500 shares issued and outstanding.

                              SWORD COMP-SOFT CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2003


NOTE 13. NON-CASH FINANCING ACTIVITIES

The Company issued common stock (note11) in settlement of marketing expenses and to pay off notes payable as follows:

            DATE         STOCK ISSUED     VALUE
      --------------------------------------------
      December 1, 2002      250,000      $ 25,000
      October 20, 2003      350,000      $ 17,500
      November 6, 2003      257,500      $ 12,875

NOTE 14. SIGNIFICANT EVENTS

On March 5, 2003, the Company signed an agreement with its parent company to re-acquire all of its issued common shares held by the parent company, this being 30.7 million common shares. In exchange for such shares, the Company paid its former parent company $700,000, due no later than June 30, 2006. A portion of this amount was allocated to reduce the note receivable parent company. In addition, the Company transferred all rights and ownership of the Application Service Provider in the E-Health Sector business to the parent company.

NOTE 15. SUBSEQUENT EVENTS

As the Company's efforts to enter the vehicle tracking business has been unsuccessful, the Company has entered into a provisional agreement with Advance Fluid Technologies, Inc., a Delaware Corporation via a letter of Intent, to acquire assets from the latter corporation, pursuant to entering the bottled water, more specifically the oxygenated bottled water, market.

On August 26, 2005 the Company finalized this agreement with Advanced Fluid Technologies to purchase their to be patented oxygenation unit and all technical know how, intellectual properties, methodologies and all information pertaining to the following: the fixation of the oxygen molecule to water or any other fluid and/or to the building and maintenance of the oxygenation unit. Furthermore, all trademarks for the name AquaBoost Oxygenated Water, currently in force in the U.S., Canada, and Mexico and the right to use and register said name globally, were transferred to the Company. Also, included was a distribution contract between Advanced Fluid Technologies and ImporTadora Comercializadora Maple S.A. of Mexico, which Advanced Fluid transferred to the Company.

Purchase price, for all the aforementioned assets, is $216,000, this being the amount due by AFT to the Company for its notes payable as of August 26, 2005, and 20 million post reverse-stock split of the Company's common shares. The
Company agreed to reverse split its common shares by a ratio of 10:1. The approval by the holders of a majority of the issued shares of the common stock and the appropriate SEC filings shall authorize said reverse stock split.

Pursuant to the above stock issuance to Advanced Fluid Technologies, the assets listed in the Agreement will be transferred to the Company.