Form 10KSB
period 2004-11-30
SWORD COMP SOFT CORP
filed 2006-01-23
CIK 1126162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2004

SWORD COMP-SOFT CORP.

Delaware                                                98-022951
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

4055 St. Catherine West, Suite 151
Montreal, Quebec                                        H3Z 3J8
(ADDRESS OF principal Executive Offices)

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

Issuer's revenues for its most recent fiscal year: $0

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

AQUABOOST(TM)

AquaBoost(TM) is "oxygenated" water: it has been treated to retain oxygen in concentrations far higher than those found in nature. For example, water can retain 9 parts per million (ppm) of oxygen at 20(degree) under a presure of one atmosphere. Studies conducted by the Quebec government have confirmed that our water contained at least 20 ppm - the highest concentration detectable by the government lab's measurement instruments. Our own tests established that AquaBoost(TM) contained in excess of 80 ppm and even exceeded 100 ppm, even six months after bottling (See Tests and Studies section).

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

Samples opened December 23, 1999, January 19, February 16 and March 13, 2000.

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

France Gauthier - Vice President - Sales - Entertainment and Restaurant Division

Responsible for sales and marketing for the restaurant and entertainment segment of the bottled water market. Devotes 1 day a week to the Company, is a Montreal resident.

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

Year ended November 30, 2004 compared to November 30, 2003

Revenue and Cost of Revenue in 2003 were $ 72, 093 and $30, 304 and nil for both items in 2004. In 2003 we did a small amount of outside consulting work as we attempted to bring our vehicle tracking system on line. We did not do any consulting work in 2004 due to the quitting of 2 key personnel in August 2003.

2002 written off accounts receivable were deemed collectable in full in 2003, thus, we had recovered bad debts in the amount of $69,479 in 2003 in the other income section of the statement of operations. The aforementioned transaction was specific to 2003 and not applicable to 2004.

In 2003 we expensed the $700,000 price we placed on the acquired licensing rights to our aborted vehicle tracking business (see Plan of Operation section). There was no similar expense in 2004.

Marketing expense of $137,500 was price of the shares exchanged for services to promote our aborted vehicle tracking device and other corporate representation. This expense was incurred in an effort to promote our product in 2003, until the product was aborted. In 2004 we had no products and incurred no marketing expenses.

Our professional fees declined in 2004 from $19,600 in 2003 to $4,500, due to a greatly lessened need for professional advice.

Administrative expense was $15,587 in 2003 for running expenses such as office, telephone etc. In 2004 we incurred a $40,000 administration expense for administrative salaries, which administrative salaries of $20,300 in 2003 were accounted as part of consulting fees used to produce consulting income.

A 2002 wrote down of notes receivable-related parties, was reversed in 2003 due to changed circumstances that lent credence to their collectability in full. The aforementioned was specific to 2003 and did not occur in 2004.

We sold 1,500,000 common shares of an investment, in 2004, and realized a gain of $81,150. No sales of investments were made in 2003.

As a result of the foregaing we had a loss of $715,903 in 2003 and a small loss of $12,963 in 2004.

LIQUIDITY AND CAPITAL RESOURCES

We had net cash from operating, investing and financing of $0 for the year from December 1, 2003 to November 30, 2004. The accumulated deficit from operating activities was $1,084,100.

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

France Gauthier - V.P. - Sales - Restaurant and Entertainment Division

France Gauthier has been in the wholesale beverage and supplies business, catering to restaurants and entertainment establishments, since 1999. Previously, from 1988-1999, she worked in the retail end of the same industry., Ms. Gauthier brings to Sword a solid knowledge of this area of the beverage industry.

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

      f) Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities ("ten-percent shareholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent shareholders also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended November 30, 2004, all of our officers, directors and ten-percent shareholders complied with the Section 16(a) reporting requirements.

ITEM 10 EXECUTIVE COMPENSATION

      (a) General

                                                                   Long-term
Name                          Year       Salary        Bonus       compensation

Anthony Ierfino               2004       $40,000       0           0
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

      (f) Report on Repricing of options/SAR

None

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2005, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for

      o Each person known by us to own beneficially more than five (5%) percent of our outstanding common stock,

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

None

Item 13. Financial Statements and Exhibits.

      (a) List of Financial statements filed herewith

Sword Comp-Soft Corp.
(A company in the development stage)

Report of Independent Registered Accounting Firm

Balance Sheet (11/30/04)

Statement of Operations (Year ended 11/30/04, 11/30/03 and from inception to 11/30/04)

Statement of Shareholders' Equity (From inception to 11/30/04)

Statement of Cash flows (years ended 11/30/04 and 11/30/03 and from inception to 11/30/04)

Summary of Significant Accounting Policies (year ended 11/30/04)
Notes to the Financial Statements (year ended 11/30/04)

      (b) List of Exhibits.

Reports on Form 8-K

Item 14. Principal Accountant Fees and Service

Audit Fees

For the fiscal year ended November 30, 2004, the aggregate fees billed for professional services rendered by Armando C. Ibarra ("independent auditors") for the audit of the Company's annual financial statements totaled approximately $4,500.

Financial Information Systems Design and Implementation Fees

For the fiscal year ended November 30, 2004 there were $-0- in fees billed for professional services by the Company's independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

For the fiscal year ended November 30, 2004 there was $0 in fees billed for other service.

Sarbane Oxley Declarations

                                   SIGNATURES

In accordance with the requirement of the Securities Exchange Act, this Annual Report or Amendment was signed by the following persons in the capacities and on the dates stated:

                              SWORD COMP-SOFT CORP.


Date: January 20, 2006               /s/ Louis Greco
                                     ----------------------------
                                     Louis Greco, President, Director
                                     (Principal Executive and Financial Officer)

-----                           ARMANDO C. IBARRA
A C I                     Certified Public Accountants
-----                      A Professional Corporation

Armando C. Ibarra, C.P.A.                   Members of the California Society of
Armando Ibarra, Jr., C.P.A., JD                     Certified Public Accountants
                                            Members of the American Institute of
                                                    Certified Public Accountants
                                              Registered with the Public Company
                                                      Accounting Oversight Board

To the Board of Directors
Sword Comp-Soft Corp.
(A Development Stage Company)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Sword Comp-Soft Corp. (A Development Stage Company) as of November 30, 2004 and 2003 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended and for the period of November 2, 1998 (inception) through November 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended and for the period of November 2, 1998 (inception) through November 30, 2004 in conformity with U.S. generally accepted accounting principles.

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


/s/ Armando C. Ibarra
----------------------------------
ARMANDO C. IBARRA, C.P.A. - APC

December 28, 2005
Chula Vista, California

                      371 "E" Street, Chula Vista, CA 91910
Tel: (619) 422-1348                                          Fax: (619) 422-1465

                              SWORD COMP-SOFT CORP.
                          (A Development Stage Company)
                                 Balance Sheets

--------------------------------------------------------------------------------

                                     ASSETS

                                                        As of          As of
                                                     November 30,   November 30,
                                                         2004           2003
                                                     ------------   ------------

CURRENT ASSETS
  Cash                                                $       49     $       49
  Accounts receivable                                     89,967        143,967
  Loan receivable - (related parties)                    205,293        191,576
                                                      ----------     ----------
    Total Current Assets                                 295,309        335,592

NET PROPERTY & EQUIPMENT                                  13,868         24,268

OTHER ASSETS
  Investment in other companies (see note 10)             90,628        129,478
                                                      ----------     ----------
    Total Other Assets                                    90,628        129,478
                                                      ----------     ----------
           TOTAL ASSETS                               $  399,805     $  489,338
                                                      ==========     ==========

                      See Notes to the Financial Statements

                              SWORD COMP-SOFT CORP.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  As of           As of
                                                               November 30,    November 30,
                                                                   2004            2003
                                                               ------------    ------------
CURRENT LIABILITIES
   Accounts payable                                             $   39,183      $   34,683
   Notes payable                                                   559,739         633,812
   Notes payable - (related party)                                 110,123         117,120
                                                                ----------      ----------
     Total Current Liabilities                                     709,045         785,615

TOTAL LIABILITIES                                                  709,045         785,615

STOCKHOLDERS' EQUITY
   Common stock ($0.0001 par value, 70,000,000 shares
      authorized: 48,265,500 shares issued and  outstanding
      as of November 30, 2004 and 2003)                              4,827           4,827
   Additional paid-in capital                                      627,402         627,402
   Deficit accumulated during the development stage               (941,469)       (928,506)
                                                                ----------      ----------
     Total Stockholders' Equity                                   (309,240)       (296,277)

                                                                ----------      ----------
TOTAL LIABILITIES
       & STOCKHOLDERS' EQUITY                                   $  399,805      $  489,338
                                                                ==========      ==========

                      See Notes to the Financial Statements

                              SWORD COMP-SOFT CORP.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                                   November 2, 1998
                                                                                                     (inception)
                                                              Year Ended          Year Ended           through
                                                             November 30,        November 30,        November 30,
                                                                 2004                2003                2004
                                                            --------------      --------------     ----------------
REVENUES
   Consulting income                                        $           --      $       72,093             944,811
                                                            --------------      --------------      --------------
Total Revenues                                                          --              72,093             944,811
Costs of revenues                                                       --             (30,304)           (603,063)
                                                            --------------      --------------      --------------

GROSS PROFIT                                                            --              41,789             341,748

OPERATING COSTS
   Bad debt expense                                                     --                  --              98,377
   Licensing rights                                                     --             700,000             700,000
   Depreciation expense                                             10,400              10,400              59,406
   Marketing expense                                                    --             137,500             236,266
   Professional fees                                                 4,500              19,600             133,924
   Administrative expense                                           40,000              15,587             160,478
                                                            --------------      --------------      --------------
Total Operating Costs                                               54,900             883,087           1,388,451

                                                            --------------      --------------      --------------
OPERATING INCOME (LOSS)                                            (54,900)           (841,298)         (1,046,703)

OTHER INCOME & (EXPENSES)

   Interest income                                                  13,717              14,243              68,099
   Other income                                                         --              69,479              69,479
   Write-down of leasehold improvements                                 --                  --              (2,663)
   Write-up/(down) of notes receivable, related parties                 --              81,435              11,435
   Gain on sale of investment                                       81,150                  --              81,150
   Interest expense                                                (52,930)            (39,762)           (122,266)
                                                            --------------      --------------      --------------
Total Other Income & (Expenses)                                     41,937             125,395             105,234

                                                            --------------      --------------      --------------
INCOME (LOSS)  BEFORE TAXES                                        (12,963)           (715,903)           (941,469)

INCOME TAX (PROVISION) BENEFIT                                          --
                                                            --------------      --------------      --------------
NET INCOME  (LOSS) AFTER TAXES                              $      (12,963)     $     (715,903)           (941,469)
                                                            ==============      ==============      ==============

BASIC EARNINGS (LOSS) PER SHARE                             $        (0.00)     $        (0.02)
                                                            ==============      ==============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                      48,265,500          47,708,625
                                                            ==============      ==============

                      See Notes to the Financial Statements

                              SWORD COMP-SOFT CORP.
                         (A Development Stage Company.)
                       Statements of Stockholders' Equity
           From November 2, 1998 (inception) through November 30, 2004
--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Deficit
                                                                             Additional      Stock       Accumulated
                                                 Common         Common        Paid-in     Subscription    During the      Total
                                                 Shares         Stock         Capital      Receivable    Development
                                                                                                            Stage
-----------------------------------------------------------------------------------------------------------------------------------
Balance, November 30, 1998                              --    $        --   $        --    $        --   $        --    $        --

Stock issued on April 30, 2000
for cash                                        10,400,000          1,040       258,961       (103,739)                     156,262

Stock issued on April 30, 2000
for settlement of equipment purchase               600,000             60        14,940                                      15,000

Stock issued May 29, 2000 in exchange for
5,000,000 shares of Millenia Hope, Inc          35,700,000          3,570       125,908                                     129,478

May 31, 2000 - collection on subscription                                                       20,408                       20,408

June 30, 2000 - collection on subscription                                                      83,331                       83,331

Net loss form November 2, 1998 (inception)
to November 30, 2000                                                                                         (69,231)       (69,231)

-----------------------------------------------------------------------------------------------------------------------------------
Balance, November 30, 2000                      46,700,000          4,670       399,809             --       (69,231)       335,248
-----------------------------------------------------------------------------------------------------------------------------------
Stock issued on September 15, 2001
for cash                                            30,000              3       119,997       (120,000)                          --

Stock issued on November 21, 2001
for cash                                           380,000             38       189,962       (190,000)                          --

Net loss for the year ended
November 30, 2001                                                                                             (1,679)        (1,679)

-----------------------------------------------------------------------------------------------------------------------------------
Balance,  November 30, 2001                     47,110,000          4,711       709,768       (310,000)      (70,910)       333,569
-----------------------------------------------------------------------------------------------------------------------------------

Stock issued December 5, 2001 in exchange
for payment of consulting fees                      82,500              8        16,492                                      16,500

Stock issued May 13, 2002 in exchange
for professional fees                              205,200             21        51,354                                      51,375

September 4, 2002 collection on subscription                                   (112,500)       112,500                           --

Stock issued October 14, 2002 in exchange
for payment of consulting fees                      10,000              1         1,999                                       2,000

November 10, 2002 collection on subscription                                    (95,000)        95,000                           --

Net loss for the year ended
November 30, 2002                                                                                           (141,693)      (141,693)

-----------------------------------------------------------------------------------------------------------------------------------
Balance, November 30, 2002                      47,407,700          4,741       572,113       (102,500)     (212,603)       261,751
-----------------------------------------------------------------------------------------------------------------------------------

Rounding                                               300

Stock issued December 1, 2002 in exchange
for marketing expense                              250,000             25        24,975                                      25,000

February 28, 2003 collection on subscription                                                    23,750                       23,750

May 31, 2003 collection on subscription                                                         23,750                       23,750

August 31, 2003 collection on subscription                                                      23,750                       23,750

Stock issued October 20, 2003 in exchange
for marketing expense                              350,000             35        17,465                                      17,500

Stock issued October 20, 2003 in exchange
for notes payable                                  257,500             26        12,849                                      12,875

November 30, 2003 collection on subscription                                                    31,250                       31,250

Net loss for the year ended
November 30, 2003                                                                                           (715,903)      (715,903)

-----------------------------------------------------------------------------------------------------------------------------------
Balance, November 30, 2003                      48,265,500          4,827       627,402             --      (928,506)      (296,277)
-----------------------------------------------------------------------------------------------------------------------------------

Net loss for the year ended
November 30, 2004                                                                                            (12,963)       (12,963)

-----------------------------------------------------------------------------------------------------------------------------------
Balance, November 30, 2004                      48,265,500    $     4,827   $   627,402    $        --   $  (941,469)   $  (309,240)
===================================================================================================================================

See Notes to the Financial Statements

                              SWORD COMP-SOFT CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows

--------------------------------------------------------------------------------

                                                                                              November 2, 1998
                                                                                                (inception)
                                                             Year Ended        Year Ended         through
                                                            November 30,      November 30,      November 30,
                                                                2004              2003              2004
                                                            ------------      ------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net income (loss)                                     $    (12,963)     $   (715,903)     $   (941,469)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
      Depreciation expense                                        10,400            10,400            59,406
      Common stock issued for services                                --            42,500           112,375
      Write-down of leasehold improvements                            --                --             2,663
      Write-down of notes receivable                                  --           (81,435)          (11,435)
      Accrued interest expense - note payable                     52,930            38,045           120,549
      Accrued interest income - notes receivable                 (13,717)          (12,533)          (66,389)
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                   54,000           (92,170)          (89,967)
     (Increase) decrease in notes receivable                          --                --          (309,016)
      Increase (decrease) in accounts payable                      4,500           (13,172)           39,183
                                                            ------------      ------------      ------------
     Net Cash Provided by (Used in) Operating Activities          95,150          (824,268)       (1,084,100)

CASH FLOWS FROM INVESTING ACTIVITIES

      Net sale (purchase) of fixed assets                             --                --           (60,937)
                                                            ------------      ------------      ------------

     Net Cash Provided by (Used in) Investing Activities              --                --           (60,937)

CASH FLOWS FROM FINANCING ACTIVITIES

     Bank indebtness                                                  --            (4,370)               --
     Issuance of common stock                                         --                --           156,262
     Payment of common stock subscription receivable                  --           102,500           206,239
                                                                  38,850                              38,850
     Proceeds from notes payable                                (134,000)          726,187           743,737
                                                            ------------      ------------      ------------

     Net Cash Provided by (Used in) Financing Activities         (95,150)          824,317         1,145,088
                                                            ------------      ------------      ------------

    Net Increase (Decrease) in Cash                                   --                49                49

    Cash at Beginning of Year                                         49                --                --
                                                            ------------      ------------      ------------

    Cash at End of Year                                     $         49      $         49      $         49
                                                            ============      ============      ============

    Supplemental  Cash Flow Disclosures:

    Cash paid during period for interest                    $     52,930      $     12,489
                                                            ============      ============
    Cash paid during period for taxes                       $         --      $         --
                                                            ============      ============

    Schedule of Non-Cash Activities:

    Common stock issued for services                        $         --      $     69,785
                                                            ============      ============

                      See Notes to the Financial Statements

                              SWORD COMP-SOFT CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2004

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Sword Comp-Soft Corp. (the "Company") was incorporated in the State of Delaware on November 2, 1998. The Company's objective was to be an Application Service provider in the E-Health sector providing on -line interactive health services through the internet. On March 5, 2003, the E-Health business was sold (see notes 13 and 14).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.    Accounting Method

The Company's policy is to use the accrual method of accounting to prepare and present financial statements, which conforms to generally accepted accounting principles ("GAAP'). The company has elected a November 30, year end.

b.    Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less and bank indebtness to be cash and cash equivalents. Highly liquid investments are valued at quoted market prices.

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

                              SWORD COMP-SOFT CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2004

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

g.    Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of such assets. Management believes that there were no such impairments of at November 30, 2004.

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

                              SWORD COMP-SOFT CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2004

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

i.    Revenue Recognition and Deferred Revenue

The   Company's   revenues   recognized  to  November  30,  2004  were  software
consultation. Revenue, in respect of all services described, is recognized on completion of services, when collectibility is reasonably assured.

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

l.    Stock-Based Compensation

The Company accounts for equity instrucments issued to employees for services based on the fair value of equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the considered received or the fair value of the equity instruments, whichever is more reliably measureable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation". The provision of SFAS 123 allow companies to either epense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25), but disclose the proformat effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

                              SWORD COMP-SOFT CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2004

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

                              SWORD COMP-SOFT CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2004

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $12,963 for the year ended November 30, 2004 and a net loss of $941,469 during the period from November 2, 1998 (inception) through November 30, 2004. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certain shareholders and directors have committed to fund any operating cash flow shortages during the next fiscal year until the organization can generate sufficient funds from operations to meet current operating expenses and overhead.

NOTE 4. NOTES RECEIVABLE

The notes receivable are unsecured, bear interest at 7% per annum and have specified terms of retirement. During the 2003 year, management reversed a 2002 write down of notes receivable as they are now considered to be collectible in full.

                              SWORD COMP-SOFT CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2004

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

                                          November 30,    November 30,
                                              2004            2003
                                          ------------    ------------
      Computer equipment                  $     72,219    $     72,219
                                          ------------    ------------
                                          $     72,219    $     72,219

      Less Accumulated Depreciation            (58,351)        (47,951)
                                          ------------    ------------
      Net Property and Equipment          $     13,868    $     24,268
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

                                                 November 30,      November 30,
                                                     2004              2003
                                                 ------------------------------

Net income (loss) from operations                $    (12,963)     $   (715,903)

Basic income / (loss) per share                  $      (0.00)     $      (0.02)
                                                 ==============================

Weighed average number of shares outstanding       48,265,500        47,708,625
                                                 ==============================

NOTE 7. NOTES PAYABLE

Note payable as of November 30, 2004 consist of the following:

      Note payable to Millenia Hope, Inc. unsecured,
      with annual interest rate 7%.                               $ 559,739
                                                                  ---------
                                                                  $ 559,739
                                                                  =========

                              SWORD COMP-SOFT CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2004

NOTE 8. NOTE PAYABLE - RELATED PARTY

      Note payable to a related party, unsecured, with annual
      interest rate of 7%.                                        $ 110,123
                                                                  ---------
                                                                  $ 110,123
                                                                  =========

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

At November 30, 2004 the Company has significant operating and capital losses carryfoward. The tax benefits resulting for the purposes have been estimated as follows:

                                                        November 30, 2004
                                                        -----------------

      Beg. Retained Earnings                              $   (928,506)
      Net Income (Loss) for Year ended 11/30/04                (12,963)
                                                          ------------
      Ending Retained Earnings                            $   (941,469)

      Gross income tax benefit                            $    941,469
      Valuation allowance                                     (941,469)
                                                          ------------
      Net income tax benefit                              $         --
                                                          ============

The net operating loss expires twenty years from the date the loss was incurred. The retained earning balance includes accumulated comprehensive income (loss). In accordance with SFAS 109 paragraph 18 the Company has reduced its deferred tax benefit asset by a valuation allowance due to negative evidence that has caused the Company to feel it is more likely than not that some portion or all of the deferred tax asset will not be realized. No portion of the valuation allowance will be allocated to reduce goodwill or other noncurrent intangible asset of an acquired entity. There are no temporary differences or carryforward tax effects that would significantly effect the Companies deferred tax asset.

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

                              SWORD COMP-SOFT CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2004

NOTE 10. INVESTMENTS IN OTHER COMPANIES

At November 30, 2004, the Company held investments in the following companies:

                                      Number of      Value Price         FMV
                                        Shares       At Year End     At Year End
                                      ------------------------------------------

Millenia Hope, Inc.                   3,500,000         0.0259            90,628
                                      ------------------------------------------
               Total                                                  $   90,628
                                      ==========================================

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

                              SWORD COMP-SOFT CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2004

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

As of November 30, 2004 the Company had 48,265,500 shares of common stock issued and outstanding.

NOTE 12. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2004.

(A) Common stock, $ 0.0001 par value; 70,000,000 shares authorized; 48,265,500 shares issued and outstanding.

                              SWORD COMP-SOFT CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2004

NOTE 13. SIGNIFICANT EVENTS

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

NOTE 14. SUBSEQUENT EVENTS

As the Company's efforts to enter the vehicle tracking business has been unsuccessful, the Company has entered into a provisional agreement with Advance Fluid Technologies, Inc., a Delaware Corporation via a letter of Intent, to acquire assets from the latter corporation, pursuant to entering the bottled water, more specifically the oxygenated bottled water market.

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