Form 10QSB
period 2004-02-29
SWORD COMP SOFT CORP
filed 2006-03-13
CIK 1126162

SWORD COMP-SOFT CORP.

(Exact name of Small Business Issuer as Specified in tis Charter)

DELAWARE (state or other Jurisdiction of Incorporation or Organization)	98-0229951 (I.R.S Employer Identification No.)

4055 Ste Catherine st. suite 151, Montreal, Quebec H3Z 3J8

(Address of Principal Executive Offices)

(514) 935-8589

Issuer’s Telephone Number Including Area Code)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At February 29, 2004 Issuer had 48,265,500 outstanding shares of Common Stock.

INDEX

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Balance sheet (Unaudited) at February 29, 2004

Statements of Operations (Unaudited) for the Three months ended February 29, 2004 and February 28, 2003 and from Inception (November 2, 1998) to February 29, 2004.

Statement of Cash Flows (Unaudited) for the Three months ended February 29, 2004 and February 28, 2003 and from Inception (November 2, 1998) to February 29, 2004.

Notes to the Financial Statements (Unaudited).

Item 2. Plan of Operations

Item 3. Controls and Procedures

PART II: OTHER INFORMATION

Item 6. Exhibits and Reports On Form

SIGNATURES

SWORD COMP-SOFT CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET AT FEBRUARY 29 2004
(UNAUDITED)

ASSETS

Current Assets
Cash	$49
Accounts receivable	130,467

Total current assets	130,516

Note Receivable	194,929
Investment	129,478
Property and equipment	21,668

Total Assets	$476,591

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$35,333
Notes Payable related party	750,738

Total current liabilities	786,071

Stockholders’ (Deficit)
Common stock, $.0001 par values authorized 70,000,000
shares: issued and outstanding 48,265,500	4,827
Paid in capital	627,402
Deficit accumulated during the development stage	(941,709)

Total Stockholders’ (Deficit)	(309,480)

Total liabilities and Stockholders’ (Deficit)	$476,591

See the accompanying notes to financial statements.

SWORD COMP-SOFT CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2004
AND FEBRUARY 28 2003
FORM INCEPTION (NOVEMBER 2 1998) TO FEBRUARY 29, 2004
(UNAUDITED)

	Three Months Ended February 29, 2004	Three Months Ended February 29, 2003	Inception to February 29, 2004

Revenues:	$—	$45,130	$944,811

Cost of Revenues:	—	24,352	603,063

	—	20,778	341,748
Operating Expenses:
Licensing rights	—	—	700,000
Marketing	—	48,750	236,266
Rent	—	—	37,305
Professional Fees	650	750	110,474
Selling, general and administrative expenses	2,600	5,379	183,277

Total Operating Expenses	3,250	54,879	1,267,322

(Loss) before other income (expense)	(3,250)	(34,101)	(925,574)

Other income (expense):
Interest income - Parent company	—	1,728	29,418
Interest income	3,353	1,708	26,066
Interest income other	—	—	2,251
Interest Expense-related party	(13,306)	(1,711)	(82,642)
Write down - leashold improvements	—	—	(2,663)
Write down - Notes receivable	—	—	11,435

Total other income (Expense)	(9,953)	1,725	(16,135)

Net (Loss)	$(13,203)	$(32,376)	$(941,709)

Basic weighted average common shares outstanding	48,265,500	47,657,700

Basic (Loss) per common share	$(0.00)	$(0.00)

See the accompany notes to financial statements.

SWORD COMP-SOFT CORP.
(A DEVELOPMENT STAGE COMPANY)

Statement of Cash Flows
For the Three Months Ended February 29, 2004 and February 28, 2003
From inception (November 2, 1998) to February 29, 2004
(Unaudited)

	Three months ended		From Inception to February 29,
	February 29,2004	February 29, 2003	2004

Funds Provided (used)
Operating Activities
Net loss	$(13,203)	$(32,376)	$(941,709)
Depreciation	2,600	3,140	51,606
Issue of capital stock for services	—	25,000	112,375
Write down of leasehold improvements	—	—	2,663
Write down of notes receivable	—	—	(11,435)
Accrued interest expense - note payable	13,306	1,711	80,925
Accrued interest income - note receivable	(3,353)	(3,436)	(56,025)

Decrease (Increase) - accounta receivable	13,500	(24,350)	(130,467)
Increase (Decrease) - accounts payable	650	5,386	35,333

Cash (used in) provided by operating Activities	13,500	(24,925)	(856,734)

Investing Activities
Notes receivable	—	—	(309,016)
Additions to Property and Equipment	—	—	(60,937)

Cash (used in) provided by Investing Activities	—	—	(369,953)

Financing Activities
Bank indebtedness	—	275	—
Issue of Capital stock	—	—	156,262
Payment of common stock subscription receivable	—	23,750	206,239
Note payable	(13,500)	900	864,237

Cash (used in) provided by Financing Activities	(13,500)	24,925	1,226,738

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents	—	—	49
Beginning of Period	49	—	—

End of Period	$49	$—	$49

Supplemental Schedule of noncash investing and financing activities:
On April 30, 2000, the company issued 600,000 shares of
common stock in settlement of computers and equipment purchased
from its officers	$15,000

See accompanying notes to Financial Statements

SWORD COMP-SOFT CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

FEBRUARY 29, 2004

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying Unaudited financial statements of Sword Comp-Soft Corp. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included for the year ended November 30, 2003 for sword Comp-Soft Corp on form 10 KSB as filed with the Securities and Exchange Commission.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings (Loss) Per Share

The Company follows Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share." Basic earnings (loss) per Commom share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods presented common stock equivalents were not considered, as their effect would be anti-dilutive.

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported net loss of $13,203 for the three months ended Feb 29, 2004 as well as reporting net losses of $941,709 from inception (November 2, 1998) to February 29, 2004. As reported on the statement of cash flows, the company had cash flows from operating activities of $13,500 for the three months ended February 29, 2004 and has reported deficient cash flows from operating activities of $856,737 from inception (November 2, 1998). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $260,000 and notes payable, $864,237 principally related party debt.

SWORD COMP-SOFT CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

FEBRUARY 29, 2004

(UNAUDITED)

NOTE 5 . SUBSEQUENT EVENTS

As the Company’s efforts to enter the vehicle tracking business has been unsuccessful, the Company has entered into a provisional agreement with Advance Fluid Technologies, Inc., a Delaware Corporation via a letter of Intent, to acquire assets from the latter corporation, pursuant to entering the bottled water, more specifically the oxygenated bottled water market.

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

Purchase price, for all the aforementioned assets, is $216,000, this being the amount due by AFT to the Company for its notes payable as of August 26, 2005, and 20 million post reverse-stock split of the Company’s common shares. The Company agreed to reverse split its common shares by a ratio of 10:1. The approval by the holders of a majority of the issued shares of the common stock and the appropriate SEC filings shall authorize said reverse stock split.

Pursuant to the above stock issuance to Advanced Fluid Technologies, the assets listed in the Agreement will be transferred to the Company.

ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

Some of the statements under “Plan of Operations,” “Business” and elsewhere in this registration statement are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions and other statements contained herein that are not statements of historical fact. You can identify these statements by words such as “may,” “will,” “should,” “estimates,” “plans,” “expects,” “believes,” “intends” and similar expressions. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements.

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

The business objective of Sword is to position AquaBoost™ as a top quality oxygenated water in the specialty waters market. Our oxygenation level (up to 100 ppm and greater), the ability of our bottled water to retain this level of oxygenation, even over lengthy periods of time and the purity of our product, we believe, should give us the ability to become a staple in this specialty waters niche.

We have set a conservative sales objective of 4-6% of the European and American markets, or $12.5 million U.S. to $20 million U.S., by the year 2008. The fact that AquaBoost™ was seen by hundreds of distributors at the SIAL in Montreal, Canada in 2001 and that there is already a market in Mexico for the product, gives us confidence in our abilities to reach our sale objectives. However, no assurances can be given that the Company will meet these goals.

Furthermore; the Company is engaged in discussions with several large beverage companies about oxygenating fruit juices. Should these discussions prove successful, the Company would have another major revenue generating area. Currently, it is too premature to hazard an estimate about the likelihood of finalizing any deals with said corporations.

The Company will also engage in partnering with other beverage distributors or leasing its technology for royalties in those regions and for those products where it will not negatively impact on potential AquaBoost™ sales.

SWORD COMP-SOFT CORP. was incorporated in November 1998 as an (ASP) Application Service Provider, specializing in the E-Healthcare sector.

On May 29, 2000 Millenia Hope Inc. acquired 35,700,000 shares of SWORD in exchange for 5,000,000 common shares, valued at $129,478 and 5,000,000 warrants, entitling the registered holder thereof to purchase at any time from that date for a period of three years, one share of common stock at a price of two dollars. As of March 5, 2003 this business was sold along with the assumption of a promise to pay $700,000 to Millenia Hope Inc., its former parent corporation. In exchange, Sword received 30.7 million shares of its outstanding common shares held by Millenia Hope Inc. Subsequently, Sword acquired the exclusive 10 year North American licensing rights to market a unique vehicle tracking model from First Link Assoc. in exchange for 30.7 million of its common shares.

Sword’s vehicle tracking system was supposed to seamlessly tie together wireless communications and the Internet with global positioning technology to link vehicles to a world of unlimited wireless services. As of February 24, 2005, Sword’s Board of Directors concluded that its attempt to enter the vehicle tracking business was unsuccessful and entered into a provisional agreement, with Advanced Fluid Technologies Inc. (AFT), a Delaware corporation, to acquire assets from the latter corporation pursuant to entering the bottled water, more specifically, the oxygenated bottled water market. A definitive Agreement was concluded on August 26, 2005 with Advanced Fluid Technologies to purchase their to be patented oxygenation unit and all technical know how, intellectual properties, methodologies and all information pertaining to the following: the fixation of the oxygen molecule to water or any other fluid and or to the building and maintenance of the oxygenation unit. Furthermore; all trademarks for the name AquaBoost Oxygenated Water, currently in force in the U.S., Canada and Mexico and the right to use and register said name globally, were transferred to Sword. Also included was a distribution contract between Advanced Fluid Technologies and Impor Tadora Comercializadora Maple S.A. of Mexico, which Advanced Fluid transferred to Sword.

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

Sword’s registration statement, with the Security and Exchange Commission, was accepted on July 16, 2001 and it is a reporting company. It is presently in the process of applying to allow it to be traded publicly, on a North American Stock Exchange.

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

On June 30, 2005, at a special meeting of the Board of Directors, three new Directors and three officers were appointed – Paolo Mori as an outside Director, Richard Cahill as a Director and also as the V.P. of Operations and Mario Dumais as a Director and as the V.P. of Investor Relations, and France Gauthier as V.P. of Sales, Entertainment and Restaurant Division.

At the same meeting, Leonard Stella resigned as the Chief Operating Officer but remained a Director, Anthony Ierfino resigned both as the President/CEO and as a Director of Sword Comp-Soft Corp. and Louis Greco, a Director, was appointed as the new President of Sword, as well as remaining a Director of the Company.

Three months ended February29, 2004 compared to 2003.

Revenue was nil in 2004 and $45,130, with a Cost of Revenue of $24,352 , in 2003.Some outside consulting work was done in 2003 and none in 2004.

Marketing was nil in 2004 and $48,750 in 2003. In 2003 we exchanged shares for services rendered to promote our vehicle tracking device, which project we subsequently aborted. In 2004 we had no marketing costs.

Interest expense was $13,306in 2004 and $1,711 in 2003. The rise of $11,595 was due to our additional $600,000 of notes payable after the March 2003 repurchase of our majority shareholding from our former parent company.

As a result of the above, we had a net loss of $13,203 in 2004 and $32,376 in 2003.

Liquidity and cash flow needs of the company

From December 1st, 2003 to February 29, 2004 the company used $0 for operating activities while recording no revenues. From March 1, 2004 to November 30, 2004, the fiscal year end, the company’s net cash flow needs were $0 ,as it had no activity during this period of time.

Item 3. CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF THE COMPANY’S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

As of the close of the period covered by this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (Disclosure Controls) and its “internal controls and procedures for financial reporting” (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Principal Executive Officer (President). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusion of the Principal Executive Officer about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation. Based upon that evaluation, the Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company requires to be included in this Quarterly Report on form 10-QSB. There have been no changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PRESIDENT’S CERTIFICATIONS

Appearing immediately following the Signatures section of this Quarterly Report there are two separate Forms of “Certification” of the President. The first form of Certification is required in accord with section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Quarterly report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certificate and this information should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports foiled under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report is recorded, processed, summarized and reported within the time period specified.

Part II other information

Item 2: Sales of Unregistered securities

None

(b)	Reports on Form 8-K

Change in Registrant’s Certifying Accountant.

Appointment of Principal Officers and Directors

Entry into a Material Definitive Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sword Comp-Soft Corp.

(Registrant)

Dated

March 10, 2006	By: /s/ Louis Greco

 President