Form 10QSB
period 2004-05-31
SWORD COMP SOFT CORP
filed 2006-03-13
CIK 1126162

SWORD COMP-SOFT CORP.

(Exact name of Small Business Issuer as Specified in tis Charter)

DELAWARE	98-0229951
(state or other Jurisdiction of	(I.R.S Employer
Incorporation or Organization)	Identification No.)

4055 Ste Catherine st. suite 151, Montreal, Quebec H3Z 3J8

(Address of Principal Executive Offices)

(514) 935-8589

Issuer’s Telephone Number Including Area Code)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At May 31, 2004 Issuer had 48,265,500 outstanding shares of Common Stock.

INDEX

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Balance sheet (Unaudited) at May 31, 2004

Statements of Operations (Unaudited) for the Three and Six months ended and May 31, 2004 and May 31, 2003 and from Inception (November 2, 1998) to May 31, 2004.

Statement of Cash Flows (Unaudited) for the Six months ended May 31, 2004 and May 31, 2003 and from Inception (November 2, 1998) to May 31, 2004.

Notes to the Financial Statements (Unaudited).

Item 2. Plan of Operations

Item 3. Controls and Procedures

PART II: OTHER INFORMATION

Item 6. Exhibits and Reports On Form

SIGNATURES

SWORD COMP-SOFT CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET AT MAY 31, 2004
(UNAUDITED)

ASSETS
Current Assets
Cash	$49
Accounts receivable	116,967

Total current assets	117,016

Note Receivable	198,340
Investment	129,478
Property and equipment	19,068

Total Assets	$463,902

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$35,983
Notes Payable related party	750,376

Total current liabilities	786,359

Stockholders’ (Deficit)
Common stock, $.0001 par values authorized 70,000,000 shares: issued and outstanding 48,265,500	4,827
Paid in capital	627,402
Deficit accumulated during the development stage	(954,686)

Total Stockholders’ (Deficit)	(322,457)

Total liabilities and Stockholders’ (Deficit)	$463,902

See the accompanying notes to financial statements.

SWORD COMP-SOFT CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED MAY 31, 2004 AND 2003
FORM INCEPTION (NOVEMBER 2, 1998) TO MAY 31, 2004
(UNAUDITED)

	Three Months Ended May 31, 2004	Three Months Ended May 31, 2003	Six Months Ended May 31, 2004	Six Months Ended May 31, 2003	Inception to May 31, 2004

Revenues:	$—	$25,000	$—	$70,130	$944,811

Cost of Revenues:	—	17,082	—	41,434	603,063

	—	7,918	—	28,696	341,748
Operating Expenses:
Licensing rights	—	—	—	—	700,000
Marketing	—	23,750	—	72,500	236,266
Rent	—	—	—	—	37,305
Professional Fees	650	16,574	1,300	17,324	111,124
Selling, general and administrative expenses	2,600	5,090	5,200	10,469	185,877

Total Operating Expenses	3,250	45,414	6,500	100,293	1,270,572

(Loss) before other income (expense)	(3,250)	(37,496)	(6,500)	(71,597)	(928,824)

Other income (expense):
Interest income - Parent company	—	—	—	1,728	29,418
Interest income	3,411	1,738	6,764	3,446	29,477
Interest income other	—	—	—	—	2,251
Interest Expense-Related Party	(13,138)	(12,476)	(26,444)	(14,187)	(95,780)
Write down - leashold improvements	—	—	—	—	(2,663)
Write down - Notes receivable-related parties	—	—	—	—	11,435

Total other income (Expense)	(9,727)	(10,738)	(19,680)	(9,013)	(25,862)

Net (Loss)	$(12,977)	$(48,234)	$(26,180)	$(80,610)	$(954,686)

Basic weighted average common shares outstanding	48,265,500	47,658,000	48,265,500	47,658,000

Basic (Loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

see the accompany notes to financial statements.

SWORD COMP-SOFT CORP.
(A DEVELOPMENT STAGE COMPANY)

Statement of Cash Flows
For the Six Months Ended May 31, 2004 and May 31, 2003
From inception (November 2, 1998) to May 31, 2004
(Unaudited)

	Six months ended		From Inception to May 31, 2004
	May 31, 2004	May 31, 2003

Funds Provided (used)
Operating Activities
Net loss	$(26,180)	$(80,610)	$(954,686)
Depreciation	5,200	6,280	54,206
Issue of capital stock for services	—	25,000	112,375
Write down of leasehold improvements	—	—	2,663
Write down of notes receivable	—	—	(11,435)
Accrued interest expense - note payable	26,444	14,187	94,063
Accrued interest income - note receivable	(6,764)	(5,174)	(59,436)

Decrease (Increase) - accounta receivable	27,000	(49,350)	(116,967)
Increase (Decrease) - accounts payable	1,300	26,602	35,983

Cash (used in) provided by operating Activities	27,000	(63,065)	(843,234)

Investing Activities
Notes receivable	—	—	(309,016)
Additions to Property and Equipment	—	—	(60,937)

Cash (used in) provided by Investing Activities	—	—	(369,953)

Financing Activities
Bank indebtedness	—	1,325	—
Issue of Capital stock	—	—	156,262
Payment of common stock subscription receivable	—	47,500	206,239
Note payable	(27,000)	14,240	850,737

Cash (used in) provided by Financing Activities	(27,000)	63,065	1,213,238

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents	—	—	49
Beginning of Period	49	—	—

End of Period	$49	$—	$49

Supplemental Schedule of noncash investing and financing activities: On April 30, 2000, the company issued 600,000 shares of common stock in settlement of computers and equipment purchased from its officers	$15,000

See accompanying notes to Financial Statements

SWORD COMP-SOFT CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

MAY 31, 2004

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings (Loss) Per Share

The Company follows Statement of Financial Accounting Standards (“SFAS”) 128, “Earnings Per Share.” Basic earnings (loss) per Commom share (“EPS”) calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods presented common stock equivalents were not considered, as their effect would be anti-dilutive.

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported net loss of $12,977 and $26,180 for the three and six months ended May 31, 2004, respectively, as well as reporting net losses of $954,686 from inception (November 2, 1998) to May 31, 2004. As reported on the statement of cash flows, the company had cash flows from operating activities of $27,000 for the six months ended May 31, 2004 and has reported deficient cash flows from operating activities of $843,234 from inception (November 2, 1998). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $260,000 and notes payable, $850,737 principally related party debt.

SWORD COMP-SOFT CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

MAY 31, 2004

(UNAUDITED)

NOTE 5. SUBSEQUENT EVENTS

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

Plan of Operation.

The following discussion should be read in conjunction with the financialstatements and related notes which are included elsewhere in this prospectus. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions and our ability to market our product.

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

Three months ended May 31, 2004 compared to 2003.

Revenue was nil in 2004 and $25,000, with a Cost of Revenue of $17,082, in 2003.Some outside consulting work was done in 2003 and none in 2004.

Marketing was nil in 2004 and $23,750 in 2003. In 2003 we exchanged shares for services rendered to promote our vehicle- tracking device, which project we subsequently aborted. In 2004 we had no marketing costs.

Professional fees were $16,574 in 2003 reflecting higher auditing costs and only $650 in 2004.

As a result of the above, we had a 3 month net loss of $12,977 in 2004 and $48,234 in 2003.

Six months ended May 31, 2004 compared to 2003.

Revenue was nil in 2004 and $ 70,130 with a Cost of Revenue of $41,134, in 2003.Some outside consulting work was done in 2003 and none in 2004.

Marketing was nil in 2004 and $72,500 in 2003. In 2003 we exchanged shares for services rendered to promote our vehicle- tracking device, which project we subsequently aborted. In 2004 we had no marketing costs.

Professional fees were $17,324 in 2003 reflecting higher auditing costs and only $1,300 in 2004.

Interest expense was $26,444 in 2004 and $14,187 in 2003.The rise of $12,257 was due to our additional $600,000 of Notes Payable after the March 2003 repurchase of our majority shareholding from our former parent Corp.

As a result of the above, we had a 6 months net loss of $26,180 in 2004 and $80,610 in 2003.

Liquidity and cash flow needs of the company

From December 1st, 2003 to May 31, 2004 the company used $0 for operating activities while recording no revenues. From June 1, 2004 to November 30, 2004, the fiscal year end, the company’s net cash flow needs were $0 ,as it had no activity during this period of time.

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