Form 10QSB
period 2004-08-31
SWORD COMP SOFT CORP
filed 2006-03-13
CIK 1126162

SWORD COMP-SOFT CORP.

(Exact name of Small Business Issuer as Specified in tis Charter)

DELAWARE	98-0229951
(state or other Jurisdiction of	(I.R.S Employer
Incorporation or Organization)	Identification No.)

4055 Ste Catherine st. suite 151, Montreal, Quebec H3Z 3J8

(Address of Principal Executive Offices)

(514) 935-8589

Issuer’s Telephone Number Including Area Code)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At August 31, 2004 Issuer had 48,265,500 outstanding shares of Common Stock.

INDEX

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Balance sheet (Unaudited) at August 31, 2004

Statements of Operations (Unaudited) for the Three and Nine months ended and August 31, 2004 and August 31, 2003 and from Inception (November 2, 1998) to August 31, 2004.

Statement of Cash Flows (Unaudited) for the Nine months ended August 31, 2004 and August 31, 2003 and from Inception (November 2, 1998) to August 31, 2004.

Notes to the Financial Statements (Unaudited).

Item 2. Plan of Operations

Item 3. Controls and Procedures

PART II: OTHER INFORMATION

Item 6. Exhibits and Reports On Form

SIGNATURES

SWORD COMP-SOFT CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET AT AUGUST 31, 2004
(UNAUDITED)

ASSETS
Current Assets
Cash	$49
Accounts receivable	103,467

Total current assets	103,516

Note Receivable	201,761
Investment	129,478
Property and equipment	16,468

Total Assets	$451,223

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$36,683
Notes Payable related party	750,008

Total current liabilities	786,691

Stockholders’ (Deficit)
Common stock, $.0001 par values authorized 70,000,000 shares: issued and outstanding 48,265,500	4,827
Paid in capital	627,402
Deficit accumulated during the development stage	(967,697)

Total Stockholders’ (Deficit)	(335,468)

Total liabilities and Stockholders’ (Deficit)	$451,223

See the accompanying notes to financial statements.

SWORD COMP-SOFT CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 2004 AND 2003
FORM INCEPTION (NOVEMBER 2, 1998) TO AUGUST 31, 2004
(UNAUDITED)

	Three Months Ended August 31, 2004	Three Months Ended August 31, 2003	Nine Months Ended August 31, 2004	Nine Months Ended August 31, 2003	Inception to August 31, 2004

Revenues:	$—	$—	$—	$70,130	$944,811

Cost of Revenues:	—	—	—	41,434	603,063

	—	—	—	28,696	341,748
Operating Expenses:
Licensing rights	—	—	—	—	700,000
Marketing	—	23,750	—	96,250	236,266
Rent	—	—	—	—	37,305
Professional Fees	700	—	2,000	17,324	111,824
Selling, general and administrative expenses	2,600	6,473	7,800	16,942	188,477

Total Operating Expenses	3,300	30,223	9,800	130,516	1,273,872

(Loss) before other income (expense)	(3,300)	(30,223)	(9,800)	(101,820)	(932,124)

Other income (expense):
Interest income - Parent company	—	—	—	1,728	29,418
Interest income	3,421	1,768	10,185	5,214	32,898
Interest income other	—	—	—	—	2,251
Interest Expense-Related Party	(13,132)	(12,710)	(39,576)	(26,897)	(108,912)
Write down - leashold improvements	—	—	—	—	(2,663)
Write down - Notes receivable-related parties	—	—	—	—	11,435

Total other income (Expense)	(9,711)	(10,942)	(29,391)	(19,955)	(35,573)

Net (Loss)	$(13,011)	$(41,165)	$(39,191)	$(121,775)	$(967,697)

Basic weighted average common shares outstanding	48,265,500	47,658,000	48,265,500	47,658,000

Basic (Loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See the accompany notes to financial statements.

SWORD COMP-SOFT CORP.
(A DEVELOPMENT STAGE COMPANY)

Statement of Cash Flows
For the Nine Months Ended August 31, 2004 and August 31, 2003
From inception (November 2, 1998) to August 31, 2004 (Unaudited)

	Nine months ended		From Inception to August 31, 2004
	August 31, 2004	August 31, 2003

Funds Provided (used)
Operating Activities
Net loss	$(39,191)	$(121,775)	$(967,697)
Depreciation	7,800	9,420	56,806
Issue of capital stock for services	—	25,000	112,375
Write down of leasehold improvements	—	—	2,663
Write down of notes receivable	—	—	(11,435)
Accrued interest expense - note payable	39,576	26,897	107,195
Accrued interest income - note receivable	(10,185)	(6,942)	(62,857)

Decrease (Increase) - accounta receivable	40,500	(49,350)	(103,467)
Increase (Decrease) - accounts payable	2,000	26,602	36,683

Cash (used in) provided by operating Activities	40,500	(90,148)	(829,734)

Investing Activities
Notes receivable	—	2,000	(309,016)
Additions to Property and Equipment	—	—	(60,937)

Cash (used in) provided by Investing Activities	—	2,000	(369,953)

Financing Activities
Bank indebtedness	—	1,758	—
Issue of Capital stock	—	—	156,262
Payment of common stock subscription receivable	—	71,250	206,239
Note payable	(40,500)	15,140	837,237

Cash (used in) provided by Financing Activities	(40,500)	88,148	1,199,738

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents	—	—	49
Beginning of Period	49	—	—

End of Period	$49	$—	$49

Supplemental Schedule of noncash investing and financing activities: On April 30, 2000, the company issued 600,000 shares of common stock in settlement of computers and equipment purchased from its officers	$15,000

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

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported net loss of $13,011 and $39,191 for the three and nine months ended August 31, 2004, respectively, as well as reporting net losses of $967,697 from inception (November 2, 1998) to August 31, 2004. As reported on the statement of cash flows, the company had cash flows from operating activities of $40,500 for the nine months ended August 31, 2004 and has reported deficient cash flows from operating activities of $829,734 from inception (November 2, 1998). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $260,000 and notes payable, $837,237 principally related party debt.

SWORD COMP-SOFT CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2004

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

Three months ended August 31, 2004 compared to 2003.

Marketing was nil in 2004 and $23,750 in 2003. In 2003 we exchanged shares for services rendered to promote our vehicle- tracking device, which project we subsequently aborted. In 2004 we had no marketing costs.

As a result of the above, we had a 3 month net loss of $13,011 in 2004 and $41,165 in 2003.

Nine months ended August 31, 2004 compared to 2003.

Revenue was nil in 2004 and $ 70,130 with a Cost of Revenue of $41,134, in 2003.Some outside consulting work was done in 2003 and none in 2004.

Marketing was nil in 2004 and $96,250 in 2003. In 2003 we exchanged shares for services rendered to promote our vehicle- tracking device, which project we subsequently aborted. In 2004 we had no marketing costs.

Professional fees were $17,324 in 2003 reflecting higher auditing costs and only $2,000 in 2004.

Interest expense was $39,576 in 2004 and $26,897 in 2003.The rise of $12,679 was due to our additional $600,000 of Notes Payable after the March 2003 repurchase of our majority shareholding from our former parent Corp.

As a result of the above, we had a 9 months net loss of $39,191 in 2004 and $121,775 in 2003.

Liquidity and cash flow needs of the company

From December 1st, 2003 to August 31, 2004 the company used $0 for operating activities while recording no revenues. From September1, 2004 to November 30th, 2004, the fiscal year end, the company’s net cash flow needs were $0 ,as it had no activity during this period of time.

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