Form 10QSB
period 2005-02-28
SWORD COMP SOFT CORP
filed 2006-05-05
CIK 1126162

SWORD COMP-SOFT CORP.
(Exact name of Small Business Issuer as Specified in its Charter)

DELAWARE	98-0229951
(state or other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification No.)

4055 Ste Catherine st. suite 151, Montreal, Quebec H3Z 3J8
(Address of Principal Executive Offices)

(514) 935-8589
(Issuer’s Telephone Number Including Area Code)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At February 28, 2005 Issuer had 48,265,500 outstanding shares of Common Stock.

INDEX

PART I: FINANCIAL INFORMATION

          Item 1. Financial Statements

Balance sheet (Unaudited) at February 28, 2005
Statements of Operations (Unaudited) for the Three months ended February 28, 2005 and February 29, 2004 and from Inception (November 2, 1998) to February 28, 2005.
Statement of Cash Flows (Unaudited) for the Three months ended February 28, 2005 and February 29, 2004 and from Inception (November 2, 1998) to February 28, 2005.
Notes to the Financial Statements (Unaudited).

          Item 2. Plan of Operations

          Item 3. Controls and Procedures

PART II: OTHER INFORMATION

          Item 6. Exhibits and Reports On Form

SIGNATURES

SWORD COMP-SOFT CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET AT FEBRUARY 28 2005
(UNAUDITED)

ASSETS

Current Assets
Cash	$49
Accounts receivable	76,467

Total current assets	76,516

Note Receivable	208,886
Investment	77,678
Property and equipment	10,401

Total Assets	$373,481

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accounts payables and accrued liabilities	$39,183
Notes Payable related party	668,084

Total current liabilities	707,267

Stockholders’ (Deficit)
Common stock, $.0001 par values authorized 70,000,000 shares: issued and outstanding 48,265,500	4,827
Paid in capital	627,402
Deficit accumulated during the development stage	(966,015)

Total Stockholders’ (Deficit)	(333,786)

Total liabilities and Stockholders’ (Deficit)	$373,481

See the accompanying notes to financial statements.

SWORD COMP-SOFT CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005
AND FEBRUARY 29 2004
FORM INCEPTION (NOVEMBER 2 1998) TO FEBRUARY 28, 2005
(UNAUDITED)

	Three Months Ended February 28, 2005	Three Months Ended February 29, 2004	Inception to February 28, 2005

Revenues:	$—	$—	$944,811

Cost of Revenues:	—	—	603,063

	—	—	341,748
Operating Expenses:
Licensing rights	—	—	700,000
Marketing	—	—	236,266
Rent	—	—	37,305
Professional Fees	—	650	114,324
Selling, general and administrative expenses	48,467	2,600	279,544

Total Operating Expenses	48,467	3,250	1,367,439

(Loss) before other income (expense)	(48,467)	(3,250)	(1,025,691)
Other income (expense):
Interest income - Parent company	—	—	29,418
Interest income	3,593	3,353	42,274
Interest Expense	(11,722)	(13,306)	(133,988)
Gain on Sale of Investment	32,050	—	113,200
Write down - leashold improvements	—	—	(2,663)
Write down - Notes receivable	—	—	11,435

Total other income (Expense)	23,921	(9,953)	59,676

Net (Loss)	$(24,546)	$(13,203)	$(966,015)

Basic weighted average common shares outstanding	48,265,500	48,265,500

Basic (Loss) per common share	$(0.00)	$(0.00)

See the accompany notes to financial statements.

SWORD COMP-SOFT CORP.
(A DEVELOPMENT STAGE COMPANY)

Statement of Cash Flows
For the Three Months Ended February 28, 2005 and February 29, 2004
From inception (November 2, 1998) to February 28, 2005
(Unaudited)

	Three months ended		From Inception
	February 28, 2005	February 29, 2004	to February 28, 2005

Funds Provided (used)
Operating Activities
Net (loss) Income	$(24,546)	$(13,203)	$(966,015)
Depreciation	3,467	2,600	62,873
Issue of capital stock for services	—	—	112,375
Write down of leasehold improvements	—	—	2,663
Write down of notes receivable	—	—	(11,435)
Accrued interest expense - note payable	—	13,306	67,619
Accrued interest income - note receivable	(3,593)	(3,353)	(69,984)

Decrease (Increase) - accounta receivable	13,500	13,500	(76,467)
Increase (Decrease) - accounts payable	—	650	39,183

Cash (used in) provided by operating Activities	(11,172)	13,500	(839,188)

Investing Activities
Notes receivable	—	—	(309,016)
Additions to Property and Equipment	—	—	(60,937)

Cash (used in) provided by Investing Activities	—	—	(369,953)

Financing Activities
Bank indebtedness	—	—	—
Issue of Capital stock	—	—	156,262
Payment of common stock subscription receivable	—	—	206,239
Note payable	(1,778)	(13,500)	794,889
Sale of Investment	12,950	—	51,800

Cash (used in) provided by Financing Activities	11,172	(13,500)	1,209,190

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents	—	—	49
Beginning of Period	49	49	—

End of Period	$49	$49	$49

Supplemental Schedule of noncash investing and financing activities:
On April 30, 2000, the company issued 600,000 shares of common stock in settlement of computers and equipment purchased from its officers.	$ 15,000

See accompanying notes to Financial Statements

SWORD COMP-SOFT CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
FEBRUARY 28, 2005
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

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported net loss of $24,546 for the three months ended Feb 28, 2005 as well as reporting net losses of $966,015 from inception (November 2, 1998) to February 28, 2005. As reported on the statement of cash flows, the company had deficient cash flows from operating activities of $11,172 for the three months ended February 28, 2005 and has reported deficient cash flows from operating activities of $839,188 from inception (November 2, 1998). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $260,000 and notes payable, $794,889 principally related party debt.

SWORD COMP-SOFT CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
FEBRUARY 28, 2005
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

Three months ended February 29, 2004 compared to 2005.

Selling, general and administrative expenses were $48,467 in 2005 and $2,600 in 2004. In 2005 we paid administrative fees, by exchanging $45,000 of our investment shares for services. These services included taking care of the corporate filings, change of strategic direction, initiation of new business, etc. these fees were paid to our former President and CEO. These fees were not paid in 2004.

Gain of Sale of Investment was $32,050 in 2005 and $0 in 2004. This was due to the aforementioned exchange of our investment shares for the administrative services of our former President and CEO.

As a result of the above, we had a net loss of $13,203 in 2004 and $24,546 in 2005.

Liquidity and cash flow needs of the company

From December 1st, 2004 to February 28, 2005 the company used $0 for operating activities while recording no revenues. From March 1, 2005 to November 30, 2005, the fiscal year end, the company’s net cash flow needs were $0, as it had no activity during this period of time.

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

Sword Comp-Soft Corp. (Registrant)

Dated
May 4, 2006	By: /s/ Louis Greco President