Form 10QSB
period 2005-05-31
SWORD COMP SOFT CORP
filed 2006-05-05
CIK 1126162

SWORD COMP-SOFT CORP.
(Exact name of Small Business Issuer as Specified in its Charter)

DELAWARE	98-0229951
(state or other Jurisdiction of	(I.R.S Employer
Incorporation or Organization)	Identification No.)

4055 Ste Catherine st. suite 151, Montreal, Quebec H3Z 3J8
(Address of Principal Executive Offices)

(514) 935-8589
(Issuer’s Telephone Number Including Area Code)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At May 31, 2005 Issuer had 48,265,500 outstanding shares of Common Stock.

INDEX

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Balance sheet (Unaudited) at May 31, 2005
Statements of Operations (Unaudited) for the Three and Six months ended and May 31, 2005 and May 31, 2004 and from Inception (November 2, 1998) to May 31, 2005.
Statement of Cash Flows (Unaudited) for the Six months ended May 31, 2005 and May 31, 2004 and from Inception (November 2, 1998) to May 31, 2005.
Notes to the Financial Statements (Unaudited).

Item 2. Plan of Operations

Item 3. Controls and Procedures

PART II: OTHER INFORMATION

Item 6. Exhibits and Reports On Form

SIGNATURES

SWORD COMP-SOFT CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET AT MAY 31, 2005
(UNAUDITED)

ASSETS
Current Assets
Cash	$—
Accounts receivable	62,967

Total current assets	62,967

Note Receivable	212,542
Note Receivable Related Party	163,887
Property and equipment	6,934

Total Assets	$446,330

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accounts payables and accrued liabilities	$36,683
Notes Payable related party	559,040

Total current liabilities	595,723

Stockholders’ (Deficit)
Common stock, $.0001 par values authorized 70,000,000 shares: issued and outstanding 48,265,500	4,827
Paid in capital	627,402
Deficit accumulated during the development stage	(781,622)

Total Stockholders’ (Deficit)	(149,393)

Total liabilities and Stockholders’ (Deficit)	$446,330

See the accompanying notes to financial statements.

SWORD COMP-SOFT CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED MAY 31, 2005 AND 2004
FORM INCEPTION (NOVEMBER 2, 1998) TO MAY 31, 2005
(UNAUDITED)

	Three Months Ended May 31, 2005	Three Months Ended May 31, 2004	Six Months Ended May 31, 2005	Six Months Ended May 31, 2004	Inception to May 31, 2005

Revenues:	$—	$—	$—	$—	$944,811

Cost of Revenues:	—	—	—	—	603,063

	—	—	—	—	341,748
Operating Expenses:
Licensing rights	—	—	—	—	700,000
Marketing	—	—	—	—	236,266
Rent	—	—	—	—	37,305
Professional Fees	—	650	—	1,300	114,324
Selling, general and administrative expenses	57,791	2,600	106,258	5,200	337,335

Total Operating Expenses	57,791	3,250	106,258	6,500	1,425,230

(Loss) before other income (expense)	(57,791)	(3,250)	(106,258)	(6,500)	(1,083,482)

Other income (expense):
Interest income - Parent company	—	—	—	—	29,418
Interest income	3,656	3,411	7,249	6,764	45,930
Interest income Related Party	2,263	—	2,263	—	2,263
Interest Expense-Related Party	(10,118)	(13,138)	(21,840)	(26,444)	(144,106)
Gain on Sale of Investment	246,383	—	278,433	—	359,583
Write down - leashold improvements	—	—	—	—	(2,663)
Write down - Notes receivable	—	—	—	—	11,435

Total other income (Expense)	242,184	(9,727)	266,105	(19,680)	301,860

Net (Loss) Income	$184,393	$(12,977)	$159,847	$(26,180)	$(781,622)

Basic weighted average common shares outstanding	48,265,500	48,265,500	48,265,500	48,265,500

Basic (Loss) per common share	$0.00	$(0.00)	$0.00	$(0.00)

See the accompany notes to financial statements.

SWORD COMP-SOFT CORP.
(A DEVELOPMENT STAGE COMPANY)

Statement of Cash Flows
For the Six Months Ended May 31, 2005 and May 31, 2004
From inception (November 2, 1998) to May 31, 2005
(Unaudited)

	Six months ended		From Inception
	May 31, 2005	May 31, 2004	to May 31, 2005

Funds Provided (used)
Operating Activities
Net (loss) Income	$159,847	$(26,180)	$(781,622)
Depreciation	6,934	5,200	66,340
Issue of capital stock for services	—	—	112,375
Write down of leasehold improvements	—	—	2,663
Write down of notes receivable	—	—	(11,435)
Accrued interest expense - note payable	—	26,444	67,619
Accrued interest income - note receivable	(9,512)	(6,764)	(75,901)

Decrease (Increase) - accounta receivable	27,000	27,000	(62,967)
Increase (Decrease) - accounts payable	(2,500)	1,300	36,683

Cash (used in) provided by operating Activities	181,769	27,000	(646,245)

Investing Activities
Notes receivable	(161,624)	—	(470,640)
Additions to Property and Equipment	—	—	(60,937)

Cash (used in) provided by Investing Activities	(161,624)	—	(531,577)

Financing Activities
Bank indebtedness	—	—	—
Issue of Capital stock	—	—	156,262
Payment of common stock subscription receivable	—	—	206,239
Note payable	(110,822)	(27,000)	685,843
Sale of Investment	90,628	—	129,478

Cash (used in) provided by Financing Activities	(20,194)	(27,000)	1,177,822

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents	(49)	—	—
Beginning of Period	49	49	—

End of Period	$—	$49	$—

Supplemental Schedule of noncash investing and financing activities:
On April 30, 2000, the company issued 600,000 shares of common stock in settlement of computers and equipment purchased from its officers.	$ 15,000

See accompanying notes to Financial Statements

SWORD COMP-SOFT CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
MAY 31, 2005
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

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported net income of $184,393 and $159,847 for the three and six months ended May 31, 2005, respectively, as well as reporting net losses of $781,622 from inception (November 2, 1998) to May 31, 2005. As reported on the statement of cash flows, the company had cash flows from operating activities of $181,769 for the six months ended May 31, 2005 and has reported deficient cash flows from operating activities of $646,245 from inception (November 2, 1998). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $260,000 and notes payable, $685,843 principally related party debt.

SWORD COMP-SOFT CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
MAY 31, 2005
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

Three months ended May 31, 2004 compared to 2005.

Selling, general and administrative expenses were $57,791 in 2005 and $2,600 in 2004. In 2005 we paid administrative fees by exchanging $50,000 of our investment shares for services. These services included taking care of the corporate filings, change of strategic direction, initiation of new business, etc. and as the final payment for founding the company to our former President and CEO. These fees were not paid in 2004.

Gain of Sale of Investment was $246,383 in 2005 and $0 in 2004.This was due to the aforementioned exchange of our investment shares for the administrative services of our former President and CEO and the sale of investment shares to pay some of our notes payable and in exchange for a note receivable.

As a result of the above, we had a 3 months net loss of $12,977 in 2004 and 3 months net income of $184,393 in 2005.

Six months ended May 31, 2004 compared to 2005.

Selling, general and administrative expenses were $106,258 in 2005 and $5,200 in 2004. In 2005 we paid administrative fees by exchanging $95,000 of our investment shares for services. These services included taking care of the corporate filings, change of strategic direction, initiation of new business, etc. and as the final payment for founding the company to our former President and CEO. These fees were not paid in 2004.

Gain of Sale of Investment was $278,433 in 2005 and $0 in 2004.This was due to the aforementioned exchange of our investment shares for the administrative services of our former President and CEO and the sale of investment shares to pay some of our notes payable and in exchange for a note receivable.

As a result of the above, we had a 6 month net loss of $19,680 in 2004 and 6 month net income of $159,847 in 2005.

Liquidity and cash flow needs of the company

From December 1st, 2004 to May 31, 2005 the company used $0 for operating activities while recording no revenues. From June 1, 2005 to November 30, 2005, the fiscal year end, the company’s net cash flow needs were $0,as it had no activity during this period of time.

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