Form 10QSB
period 2005-08-31
SWORD COMP SOFT CORP
filed 2006-05-05
CIK 1126162

SWORD COMP-SOFT CORP.
(Exact name of Small Business Issuer as Specified in its Charter)

DELAWARE	98-0229951
(state or other Jurisdiction of	(I.R.S Employer
Incorporation or Organization)	Identification No.)

4055 Ste Catherine st. suite 151, Montreal, Quebec H3Z 3J8
(Address of Principal Executive Offices)

(514) 935-8589
(Issuer’s Telephone Number Including Area Code)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At August 31, 2005 Issuer had 48,265,500 outstanding shares of Common Stock.

INDEX

PART I: FINANCIAL INFORMATION

          Item 1. Financial Statements

Balance sheet (Unaudited) at August 31, 2005
Statements of Operations (Unaudited) for the Three and Nine months ended and August 31, 2005 and August 31, 2004 and from Inception (November 2, 1998) to August 31, 2005.
Statement of Cash Flows (Unaudited) for the Nine months ended August 31, 2005 and August 31, 2004 and from Inception (November 2, 1998) to August 31, 2005.
Notes to the Financial Statements (Unaudited).

          Item 2. Plan of Operations

          Item 3. Controls and Procedures

PART II: OTHER INFORMATION

          Item 6. Exhibits and Reports On Form

SIGNATURES

SWORD COMP-SOFT CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET AT AUGUST 31, 2005
(UNAUDITED)

ASSETS

Current Assets
Cash	$—
Accounts receivable	49,467

Total current assets	49,467

Note Receivable	216,261
Note Receivable Related Party	166,755
Property and equipment	3,467

Total Assets	$435,950

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$36,683
Notes Payable Related party	555,323

Total current liabilities	592,006

Stockholders’ (Deficit)
Common stock, $.0001 par values authorized 70,000,000 shares: issued and outstanding 48,265,500	4,827
Paid in capital	627,402
Deficit accumulated during the development stage	(788,285)

Total Stockholders’ (Deficit)	(156,056)

Total liabilities and Stockholders’ (Deficit)	$435,950

See the accompanying notes to financial statements.

SWORD COMP-SOFT CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 2005 AND 2004
FORM INCEPTION (NOVEMBER 2, 1998) TO AUGUST 31, 2005
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months	Inception
	Ended	Ended	Ended	Ended	to
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004	August 31, 2005

Revenues:	$—	$—	$—	$—	$944,811

Cost of Revenues:	—	—	—	—	603,063

	—	—	—	—	341,748
Operating Expenses:
Licensing rights	—	—	—	—	700,000
Marketing	—	—	—	—	236,266
Rent	—	—	—	—	37,305
Professional Fees	—	700	—	2,000	114,324
Selling, general and administrative expenses	3,467	2,600	109,725	7,800	340,802

Total Operating Expenses	3,467	3,300	109,725	9,800	1,428,697

(Loss) before other income (expense)	(3,467)	(3,300)	(109,725)	(9,800)	(1,086,949)

Other income (expense):
Interest income - Parent company	—	—	—	—	29,418
Interest income	3,719	3,421	10,968	10,185	49,649
Interest income Related Party	2,868	—	5,131	—	5,131
Interest Expense-Related Party	(9,783)	(13,132)	(31,623)	(39,576)	(153,889)
Gain on Sale of Investment	—	—	278,433	—	359,583
Write down - leashold improvements	—	—	—	—	(2,663)
Write down - Notes receivable	—	—	—	—	11,435

Total other income (Expense)	(3,196)	(9,711)	262,909	(29,391)	298,664

Net (Loss) Income	$(6,663)	$(13,011)	$153,184	$(39,191)	$(788,285)

Basic weighted average common shares outstanding	48,265,500	48,265,500	48,265,500	48,265,500

Basic (Loss) per common share	$(0.00)	$(0.00)	$0.00	$(0.00)

See the accompany notes to financial statements.

SWORD COMP-SOFT CORP.
(A DEVELOPMENT STAGE COMPANY)

Statement of Cash Flows
For the Nine Months Ended August 31, 2005 and August 31, 2004
From inception (November 2, 1998) to August 31, 2005
(Unaudited)

	Nine months ended		From Inception
	August 31, 2005	August 31, 2004	to August 31, 2005

Funds Provided (used)
Operating Activities
Net (loss) Income	$153,184	$(39,191)	$(788,285)
Depreciation	10,401	7,800	69,807
Issue of capital stock for services	—	—	112,375
Write down of leasehold improvements	—	—	2,663
Write down of notes receivable	—	—	(11,435)
Accrued interest expense - note payable	—	39,576	67,619
Accrued interest income - note receivable	(16,099)	(10,185)	(82,488)

Decrease (Increase) - accounta receivable	40,500	40,500	(49,467)
Increase (Decrease) - accounts payable	(2,500)	2,000	36,683

Cash (used in) provided by operating Activities	185,486	40,500	(642,528)

Investing Activities
Notes receivable	(161,624)	—	(470,640)
Additions to Property and Equipment	—	—	(60,937)

Cash (used in) provided by Investing Activities	(161,624)	—	(531,577)

Financing Activities
Bank indebtedness	—	—	—
Issue of Capital stock	—	—	156,262
Payment of common stock subscription receivable	—	—	206,239
Note payable	(114,539)	(40,500)	682,126
Sale of Investment	90,628	—	129,478

Cash (used in) provided by Financing Activities	(23,911)	(40,500)	1,174,105

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents	(49)	—	—
Beginning of Period	49	49	—

End of Period	$—	$49	$—

Supplemental Schedule of noncash investing and financing activities:
On April 30, 2000, the company issued 600,000 shares of common stock in settlement of computers and equipment purchased from its officers.	$ 15,000

See accompanying notes to Financial Statements

SWORD COMP-SOFT CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
AUGUST 31, 2005
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

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported net loss of $(6,663) and a net income of $153,184 for the three and nine months ended August 31, 2005 as well as reporting losses from inception to August 31, 2005 of $788,285. As reported on the statement of cash flows, the company had cash flows from operating activities of $185,486 for the nine months ended August 31, 2005 and has reported deficient cash flows from operating activities of $642,528 from inception (November 2, 1998). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $260,000 and notes payable, $682,126 principally related party debt.

SWORD COMP-SOFT CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
AUGUST 31, 2005
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

Three months ended August 31, 2005 compared to 2004.

Interest Income Related Party was $2,868 in 2005 and $0 in 2004. Interest Expense – Related Party in 2005 was $9,783 and 13,132 in 2004. The positive interest differential of $6,217 was due to our sale of investment in May 2005, whose proceeds we used to pay down some of our notes payable and also received in exchange a note receivable, both of which reduced our interest expense and created interest income.

As a result of the above, we had a net loss of $6,663 in 2005 and $13,011 in 2004.

Nine months ended August 31, 2004 compared to 2005.

Selling, general and administrative expenses were $109,725 in 2005 and $7,800 in 2004. In 2005 we paid administrative fees by exchanging $95,000 of our investment shares for services. These services included taking care of the corporate filings, change of strategic direction, initiation of new business, etc. and as the final payment for founding the company to our former President and CEO. These fees were not paid in 2004.

Gain of Sale of Investment was $278,433 in 2005 and $0 in 2004. This was due to the aforementioned exchange of our investment shares for the administrative services of our former President and CEO and the sale of investment shares to pay down some of the notes payable and in exchange for a note receivable.

As a result of the above, we had a net loss of $39,191 in 2004 and net income of $153,184 in 2005.

Liquidity and cash flow needs of the company

From December 1st, 2004 to August 31, 2005 the company used $0 for operating activities while recording no revenues. From September1, 2005 to November 30, 2005, the fiscal year end, the company’s net cash flow needs were $0, as it had no activity during this period of time.

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