Form 10KSB
period 2005-11-30
SWORD COMP SOFT CORP
filed 2006-05-05
CIK 1126162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2005

SWORD COMP-SOFT CORP.

Delaware	98-022951
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4055 St. Catherine West, Suite 151
Montreal, Quebec H3Z 3J8
(ADDRESS OF principal Executive Offices)

Issuer’s telephone number: (514) 935-8589

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

Yes ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information, statements incorporated by reference in Part 3 of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer’s revenues for its most recent fiscal year: $0

SWORD COMP- SOFT CORP.
FORM 10-KSB ANNUAL REPORT
TABLE OF CONTENTS
SECTION

PART 1

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART 2

Item 5.	Market for Registrant’s Common Equity and Related Stockholders’ Matters
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7.	Financial Statements and Supplementary Data
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 8a	Controls and Procedures

PART 3

Item 9.	Directors and Executive Officers of the Registrant
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management
Item 12.	Certain Relationship and Related Transactions

PART 4

Item 13.	Exhibits, Financial Statement Schedule and Reports on Form 8-K
Item 14.	Principal Accountant Fees and Services

DESCRIPTION OF BUSINESS

(a) Business Development

Sword Comp-Soft Corp. (“SWORD”) was organized on November 2, 1998. Its goal was to bring interactive healthcare information services utilizing the Internet to the consumer, in lay terms, to allow the consumer to make educated choices in the area of health care. Its plan was to offer knowledge and service databases that allowa the end user to access what they, as individuals, need.

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

Sword’s vehicle tracking system was supposed to seamlessly tie together wireless communications and the Internet with global positioning technology to link vehicles to a world of unlimited wireless services. As of February 24, 2005 Sword’s Board of Directors concluded that its attempt to enter the vehicle tracking business was unsuccessful and entered into a provisional agreement, with Advanced Fluid Technologies Inc. a Delaware corporation, to acquire assets from the latter corporation pursuant to entering the bottled water, more specifically the oxygenated bottled water, market. A definitive Agreement was concluded on August 26, 2005.

(b) Business of Issuer

Sword’s goal is to position AquaBoost(TM), the bottled oxygenated water product it acquired from Advanced Fluid Technologies in August 2005, as an energizing alternative to soft drinks and as a beverage with more health benefits than ordinary water. To date, the aforementioned product has had minimal sales and the Company will endeavour, but can offer no guarantees, to raise its sales level significantly. Officers and director of the firm have committed to fund the operations of the Company until sufficient funds have been generated from ongoing business.

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

Oxygenated water is a convenient source of additional oxygen for the body. The benefits of additional oxygen, according to the studies run and research done, include increased cardiovascular and muscular endurance. Oxygenated water raises the body’s energy levels, improves concentration, calms the nervous system, and helps to remove toxins (See Tests and Studies).

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

COMPETITION

Several Canadian companies and Bio-Hydration of San Diego, California, the volume leader in oxygenated water, have developed their own oxygenated water.O2 Canada, Oxyl’Eau, Neva Sport, Athletic Superwater, and Life 02 are being marketed as a means to improve athletic performance. Penta and Avani’s oxygenated water relies on the purity of its product in its sales effort.

All of these brands are not on par with AquaBoost(TM) in either their oxygen-retentive abilities and/or in their levels of oxygenation.

Brand	Parts Per Million of Oxygen	Oxygen Retentive Ability Upon Opening of a Bottle 600ml

Penta Waters	Up to 70	Not listed

Life O2	Up to 120	Less than 36 hours

O2 Canada	Up to 40	Not listed

Athletic Super Water	Up to 50	Not listed

Avani Extra Oxygen	Up to 50	Maximum up to 2 hours

Neva Sport	Up to 50	Within 24 hours

OxyL’eau	15	Not listed

AQUABOOST(TM)

AquaBoost(TM) is “oxygenated” water: it has been treated to retain oxygen in concentrations far higher than those found in nature. For example, water can retain 9 parts per million (ppm) of oxygen at 20(degree) under a presure of one atmosphere. Studies conducted by the Quebec government have confirmed that our water contained at least 20 ppm - the highest concentration detectable by the government lab’s measurement instruments. Our own tests established that AquaBoost(TM) contained in excess of 80 ppm and even exceeded 100 ppm, even six months after bottling (See Tests and Studies section).

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

Therefore, in contrast to a mineralized solution reducing the dissolvability of oxygen in water as would be the case with our competitors’ products, a small quantity of minerals helps us create conductivity in water. In effect, the amount of conductivity is influenced by the electrolyte strength, the nature of free ions and their concentration in water. The process modifies water’s physical and chemical characteristics and allows us to bond the oxygen molecule to water.

Currently, our oxygenated bottled water will be produced for us by Liquid Resources, at the Vermont Natural Spring Water plant where they have installed our oxygenation equipment. Their production and bottling capacity is more than adequate to fill our estimated annual sales of oxygenated water.

DEVELOPMENT

We are researching the optimum path to bring further products to the market in the medium term, by exploring the oxygenation technology’s application in beverages other than water. Oxygenated fruit juices is one of the development items on our mid-term strategic horizon.

COMPETITIVE ADVANTAGES

•

Due to its production process, AquaBoost(TM)’s elevated oxygen content does not simply bubble away, when the product is opened, as happens with many of our competitors’ products. Aquaboost(TM) will retain its oxygen level over a much longer period of time than its competitors.

•	Our level of dissolved oxygen, up to 100ppm, is far greater than the vast majority of our competitors (see previous section).

•	Our production process ensures that our product is clean of all contaminants and impurities.

PRICING AND MARKETING

PRICING

Due to the superior qualities of of AquaBoost(TM), we are confident that retailers will obtain premium prices for it. The higher price will signal to consumers that there is something “unique” about AquaBoost(TM), which we expect will fuel greater customer demand. It will also offer the increased margins of oxygenated and specialty type waters to distributors, thus helping to boost our product’s introduction into the consumer marketplace.

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

December 1999 - March 2000-Test done by the Goverment of Quebec, Canada’s Testing facility.

58 samples of 500 ml and 1000 ml bottles refrigirated until December 23, 1999 and then left at room temperature until the end of the of experiment Upper limit of government testing equipment 20 ppm Samples opened December 23, 1999, January 19, February 16 and March 13, 2000.

All samples measured at or above the maximum testing level i.e. in excess of 20 ppm of dissolved oxygen.

February 2000 - July 2000-Test done In-House by Dr. Rene Morel of Hospital Maisoneuve Rosemont.
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

April 2002 - Test done by Northwest Environmental Water Lab in Oakville. AquaBoost retaind oxygenated was 82ppm or 900% more than naturally occurring oxygen in water.

STUDIES ON THE BENEFITS OF INGESTING OXYGENATED WATER

The European Journal of Medical Research has carried out a study on the effect of oxygen enriched water on behalf of Germany’s Adelhoizener. The study found that, due to warming in the stomach, oxygen bound in mineral water slowly de-binds and penetrates the stomach septum. Hence, venous blood leading to the liver was additionally supplied with oxygen. This oxygen enrichment amounted to 7% to 14% and lasted for around one hour.

In August 1997 double-blind tests were conducted by the Center for Research on Woman’s Health, Denton, Texas. This involved 25 participants - 20 male and 5 females. They were given either clustered and oxygen enriched water or normal water and asked to run for 90 minutes with relevant recordings and measurements taken. It was found that runners drinking the clustered and oxygen enriched water decreased recorded times over the 5 kilometre distance by an average of 31 seconds, compared to regular bottled water. It was concluded that oxygen enriched beverages could increase athletic achievement.

According to a January 1999 article in the Canadian Journal of Health and Nutrition, “Oxygen Boosts Performance”, the addition of extra oxygen to the human body yields many health and well-being benefits: improved cardiovascular endurance, raised energy levels, improved concentration, a calmer nervous system, and reduced toxin levels.

In a study conducted for Oxy-Water by George Washington University, entitled “Effects of Oxygenised Water on Percent Oxygen Saturation and Performance During Exercise”, the effect of oxygen enriched water on performance during exercise was investigated. The study involved ten men and ten women aged between 23 and 35 - all regular exercisers. Each person performed two maximum output tests and two endurance tests, two for both oxygenised and distilled water. All four tests were carried out on a cycling machine. Each person drank 50cl of water 15 minutes before each test and then immediately following fatigue.

Further separation of the group found that the time to fatigue during the maximum output exercise was greater with Oxy-Water compared to the distilled water. The study concluded, “Individuals who are highly trained may benefit from the use of oxygenised water to increase percentage oxygen saturation during acute bouts of intense exercise and possibly prolong time to fatigue. Even small increases in oxygen saturation may be significant in highly trained individuals and elite performers.”

“Oxygen plays a pivotal role in the proper functioning of the immune system..we can look at oxygen deficiency as the single greates cause of all diseases.” Stephen Levine, a respected molecular biologist and geneticist, and Dr. Paris M. Kidd, Ph.D., excerpted from Antioxidant Adaptation.

Two time Nobel Prize winning researcher, Dr. Otto Warburg determined that healthy cells might become cancerous as a result of oxygen depriviation.- per an OxyPlus oxygenated water excerpt

Dr. Otto Warburg’s studies prove that when your body is saturated in oxygen, your healthy cells have more energy and are stronger. Cancer cells do not feed on oxygen, they feed on fermentation. An oxygen saturated body is a hostile environment for cancer. Oxygen increases your energy, your memory and the quality of your life.

As reported in the New York Times in 2001,Glenn J. Butler, whose bio-engineering career includes work with NASA and whose firm manages The Chronic Wound Treatment & Hyperbaric Center at The Mount Vernon Hospital, researched the long and short-term effects of consuming Oxygen8 (an oxygenated water produced in the US). Mr. Butler’s findings: “By drinking Oxygen8, there is a significant increase in blood oxygen levels. The results suggest that the oxygen remains in the system for longer than 10 minutes after consumption. Approximately 1 out of every 3 of Americans is in need of hydration and thus, oxygen would be beneficial for their health.”

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

Richard Cahill - Vice-President-Operations - Director

Responsible for day to day implentation of the Company’s entry into the bottled water field. Currently, he devotes 3 1/2 days a week to the Company and is a Montreal resident.

Mario Dumais - Vice President, Investor Relations - Director

Responsible for communicating, strategizing and dissemenating the Company’s public announcments and interacting with stakeholders of the Corporation, shareholders, vendors, customers etc. Curently, he devotes 1 day a week to the Company and is a Montreal resident.

France Gauthier - Vice President - Sales - Entertainment and Restaurant Division

Responsible for sales and marketing for the restaurant and entertainment segment of the bottled water market. Devotes 1 day a week to the Companyis a Montreal resident.

Dr. Pierre Marois, Head of Special Projects

Dr. Pierre Marois, a well respected physician at St. Justine’s Hospital in Montreal, Canada, specializes in rehabilitative and epidermal medicine. Dr. Marois has specific expertise in the oxygenation process, having been one of the leaders of a research team involved in oxygenation projects from 1998-2001.

Although the aforementioned four officers and Dr. Marois, to a greater or lesser extent, do not work full time for SWORD; each one devoted an adequate amount of time to accomplish his role in the corporate structure. Whenever it is necessary, each of these officers puts in work time over and above their regularly scheduled workday.

ITEM 2
DESCRIPTION OF PROPERTIES

Our head office is located at 4055 St. Catherine St. West, Suite 151, Montreal, Quebec. The Company’s facility will be relocated to 2515 Guenette in Montreal, Quebec between the first and second quarter of fiscal 2006.

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

ITEM 5
MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

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

(b) Holders

As of March 15, 2006, there were 340 holders of the Company’s common stock.

(c) Dividends

The Company has had no earnings to date, nor has the Company declared any dividends to date. The payment by the Company of dividends, if any, in the future, rests within the discretion of its Board of Directors and will depend, among other things, upon the Company’s earnings, its capital requirements and its financial condition, as well as other relevant factors. The Company has not declared any cash dividends since inceprion, and has no present intention of paying any cash dividends on its Common Stock in the foreseeable future, as it intends to use earnings, if any, to generate growth.

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

In October 2002 subscription receivable was reduced by $95,000 due to the Company’s not being listed for public trading.

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

Holders of Shares of Common Stock of the Company do not have cumulative voting rights, which means that the individuals holding Common Stock with voting rights to more than 50% of eligible votes, voting for the election of directors, can elect all directors of the Company if they so choose and, in such event, the holders of the remaining shares will not be able to elect any of the Company’s directors.

(b) Debt Securities.

The Company has not issued any debt securities to date.

(c) Other securities to be Registered

None

ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

Some of the statements undeer “Plan of Operations”, “Business” and elsewhere in this registration statement are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions and other statements contained herein that are not statements of historical fact. You can identify these statements by words such as “may,” “will,” “should,” “estimates,” “plans,” “expects,” “believes,” “intends,” and similar expressions. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements.

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

SWORD COMP-SOFT CORP. was incorporated in November 1998 as an (ASP) Application Service Provider, specializing in the E-Healthcare sector.

On May 29, 2000 Millenia Hope Inc. acquired 35,700,000 shares of SWORD COMP-SOFT CORP., this being the 76% of SWORD’s issued capital, in exchange for 5,000,000 common shares, valued at $129,478 based on the net tangible asset value of Millenia Hope and 5,000,000 warrants entitling the registered holder thereof to purchase at any time from that date for a period of three years, one share of common stock at a price of two dollars.

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

Year ended November 30, 2005 compared to November 30, 2004

In 2004 we had $40,000 of administrative salaries and had administrative salaries of $95,000 in 2005. The rise in salaries was based on a heavier workload due to corporate filings that were in arrears, change of strategic direction and initiation of a whole new business line.

We sold 1,500,000 common shares of an investment, in 2004, and realized a gain of $81,150 and sold 3,500,000 of the same investment shares in 2005 and realized a gain of $278,433. We utilized the funds received from our share sales to pay our administrative salaries, pay down some of our notes payable and in exchange for a note receivable.

As a result of the foregaing we had a loss of $12,963 in 2004 and net income of $142,417 in 2005.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2005 the company had negative working capital of $166,823. We expect that our cash needs for the fiscal year ending November 30, 2006 will be $150,000. Additional capital and/or borrowings will be necessary. Management anticipates generating revenue through sales during the next fiscal year. The officers and directors or the company have indicated their commitment to fund the operations of the organization during the next fiscal year until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead, though there is no guarantee that this commitment will be met.

Effect of Recent Accounting Pronouncements.

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 “Inventory Costs”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending December 31, 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153 “Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29”. This Statement amended APB Opinion 29 to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. A non monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004) “Share-Based Payment”. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending December 31, 2006. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No.107 (SAB 107) which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The new guidance includes the SEC’s view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123(R)’s implementation challenges for registrants and enhance the information investors receive.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term ‘conditional asset retirement obligation’ as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

In August 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods’ financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

ITEM 7. Financial Statements.

The financial statements are included at the end of this Annual Report, after the signature page.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8a. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14c. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the forgoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

ITEM 9

Director and Executive Officers

a) Directors and Executive Officers

Name	Age	Title

Louis Greco	50	President-Director
Richard Cahill	61	Vice President Operations - Director
Mario Dumais	44	Vice President - Investor Relations-Director
France Gauthier	38	Vice President - Sales, Restaurant and Entertainment Division
Leonard Stella	43	Director
Paolo Mori	61	Director

Louis Greco, President - Director

Louis Greco received his B. Comm from McGill University in Montreal, Canada in 1974. Mr. Greco has been involved with a variety of consumer oriented industries in his 30 years in business. He has experience in the fiscal area, having been a branch manager of the National Bank from 1975-1980. During the next decade, to 1990, he was the manager of a chain of video outlets, as well as being involved with the Company’s sales. From 1990 to 1995, he co-owned a retail food establishment. Between 1996 and present he has worked as sales consultant to the national divisions of 2 multinational office technology corporations. Minolta (Canada) and Panasonic (Canada). Mr. Greco’s management, sales and financial skills will greatly aid Sword.

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

Leonard Stella - Director

Mr. Stella has a Bachelor of Arts Degree from McGill University, and received his Graduate Diploma in Administration from Concordia University in 1986. In 1987 Mr. Stella founded and operated a residential and commercial property developer, Dominion Certified Development. In 1991, he founded Trans-Immobilia, a residential property company. In 1997 he became the principal founding partner and is now the Chief Executive Officer of Millenia Hope, a publicly traded bio-pharma. Mr. Stella’s expertise in running a public company is invaluable to Sword.

Paolo Mori - Director

Paolo Mori is a highly successful businessman in Quebec, Canada. Mr. Mori has been involved in real estate development and construction for the past number of years. His financial acumen will help him evaluate Sword’s fiscal position and strengthen its overall business structure.

b) Significant Employees

None

c) Family Relationships

There are no family relationships among directors or executive officers of the company.

d) Involvement in certain legal proceedings

None

e) Committees

The Company has no standing audit, nominating and compensating committees of the Board of Directors or committees performing similar functions. Under the Sarbanes-Oxley Act of 2002, each public company is required to have an audit committee consisting solely of independent directors and to explain whether or not any independent director is a financial expert. In the event the public company does not have an audit committee, the Board of Directors becomes charged with the duties of the audit committee. Since the enactment of the Sarbanes-Oxley Act of 2002 which was signed into law by President bush in July 2002, the Company’s directors have without success, attempted to obtain independent directors to serve on the Board of Directors and on a newly formed audit committee. In the event the Company is successful in the future in obtaining independent directors to serve on the Board of Directors and on a newly formed audit committee, of which there can be no assurances given, the Board of Directors would first adopt a written charter. Such charter would be expected to include, among other things:

-	annually reviewing and reassessing the adequacy of the committees formal charter;

-	reviewing the annual audited financial statements with the adequacy of its internal accounting controls;

-

reviewing analyses prepared by the Company’s management and independent auditors concerning significant financial reporting issues and judgments made in connection with the preparation of its financial statements;

-

being directly responsible for the appointment, compensation and oversight of the independent auditor, which shall report directly to the Audit Committee, including resolution of disagreements between management and the auditors regarding financial reporting for the purpose of preparing or issuing an audit report or related work;

-	reviewing the independence of the independent auditors;

-

reviewing the Company’s auditing and accounting principles and practices with the independent auditors and reviewing major changes to its auditing and accounting principles and practices as suggested by the independent auditor or its management;

-	reviewing all related party transactions on an ongoing basis for potential conflict of interest situations; and

-	all responsibilities given to the Audit Committee by virtue of the Sarbanes-Oxley Act of 2002, which was signed into law by President George W. Bush on July 30, 2002.

Code of Ethics

Effective March 3, 2003, the Securities & Exchange Commission requires registrants like the Company to either adopt a code of ethics that applies to the Company’s Chief Executive Officer and Chief Financial Officer or explain why the Company has not adopted such a code of ethics for purposes of item 406 of Regulations S-K, the term “code of ethics” means written standards that are reasonably designed to deter wrong doing and to promote:

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

f) Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities (“ten-percent shareholders”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent shareholders also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended November 30, 2003, all of our officers, directors and ten-percent shareholders complied with the Section 16(a) reporting requirements.

ITEM 10 EXECUTIVE COMPENSATION

(a) General

				Long-term
Name	Year	Salary	Bonus	compensation
Anthony Ierfino	2004	$40,000	0	0
CEO, President-Director

Anthony Ierfino	2005	$95,000	0	0
(former CEO, President-Director)

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

(f) Report on Repricing of options/SAR

None

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 15, 2006, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for

•	Each person known by us to own beneficially more than five (5%)percent of our outstanding common stock,

•	Each of our officeers and directors and

•	All of our officers and directors as a group.

Name	Number Of Shares Owned Beneficially	% of Total
First Link Associates	30,700,000	63.61%
362 Road Town
Tortola, British Virgin Islands
(Represented by Valentin Cimpan)

Leonard Stella (1)	120,000	*
4055 St. Catherine W.,
Suite 151,
Montreal, QC H3Z 3J8

* less than 1%

(1) Director

Item 12. Certain Relationships and Related Transactions.

None

Item 13. Financial Statements and Exhibits.

(a) List of Financial statements filed herewith

Sword Comp-Soft Corp.
(A company in the development stage)

Report of Independent Registered Accounting Firm

Balance Sheet November 30, 2005

Statement of Operations Year ended November 30, 2005, November 30, 2004 and from inception to November 30, 2005

Statement of Shareholders’ Equity From inception to November 30, 2005

Statement of Cash flows years ended November 30, 2005 and November 30, 2004 and from inception to November 30, 2005

Summary of Significant Accounting Policies year ended November 30, 2005

Notes to the Financial Statements year ended November 30, 2005

(b) List of Exhibits.

Reports on Form 8-K

Material Agreement
Appointment, resignation of officers/directors

Item 14. Principal Accountant Fees and Service

Audit Fees

For the fiscal year ended November 30, 2005, the aggregate fees billed for professional services rendered by Armando C. Ibarra (“independent auditors”) for the audit of the Company’s annual financial statements totaled approximately $2,500.

Financial Information Systems Design and Implementation Fees

For the fiscal year ended November 30, 2005 there were $-0- in fees billed for professional services by the Company’s independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

For the fiscal year ended November 30, 2005 there was $0 in fees billed for other service.

Sarbane Oxley Declarations

SIGNATURES

In accordance with the requirement of the Securities Exchange Act, this Annual Report or Amendment was signed by the following persons in the capacities and on the dates stated:

SWORD COMP-SOFT CORP.

Date: May 4, 2006	/s/ Louis Greco

Louis Greco, President, Director
(Principal Executive and Financial Officer)

ARMANDO C. IBARRA Certified Public Accountants A Professional Corporation

Armando C. Ibarra, C.P.A. Armando Ibarra, Jr., C.P.A., JD	Members of the California Society of Certified Public Accountants Members of the American Institute of Certified Public Accountants Registered with the Public Company Accounting Oversight Board

May 3, 2006

To Whom It May Concern:

The firm of Armando C. Ibarra, Certified Public Accountants, APC consents to the inclusion of our report of April 24, 2006, on the audited financial statements of Sword Comp-Soft Corp. (A Development Stage Company) as of November 30, 2005, in any filings that are necessary now or in the near future with the U.S. Securities and Exchange Commission.

Very truly yours,

ARMANDO C. IBARRA, C.P.A.

371 E. Street, Chula Vista, CA 91910
Tel: (619) 422-1348	Fax: (619) 422-1465

ARMANDO C. IBARRA Certified Public Accountants A Professional Corporation

Armando C. Ibarra, C.P.A. Armando Ibarra, Jr., C.P.A., JD	Members of the California Society of Certified Public Accountants Members of the American Institute of Certified Public Accountants Registered with the Public Company Accounting Oversight Board

To the Board of Directors
Sword Comp-Soft Corp.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Sword Comp-Soft Corp. (A Development Stage Company) as of November 30, 2005 and 2004 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended and for the period of November 2, 1998 (inception) through November 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2005 and 2004, and the results of its operations and its cash flows for the years then ended and for the period of November 2, 1998 (inception) through November 30, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company in the past has shown significant operating losses that raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARMANDO C. IBARRA, C.P.A. – APC

April 24, 2006
Chula Vista, California

371 “E” Street, Chula Vista, CA 91910
Tel: (619) 422-1348	Fax: (619) 422-1465

SWORD COMP-SOFT CORP. (A Development Stage Company) Balance Sheets

ASSETS

	As of November 30, 2005	As of November 30, 2004

CURRENT ASSETS
Cash	$—	$49
Accounts receivable	35,967	89,967
Loan receivable - (related parties)	385,934	205,293

Total Current Assets	421,901	295,309

NET PROPERTY & EQUIPMENT	—	13,868

OTHER ASSETS
Investment in other companies	—	90,628

Total Other Assets	—	90,628

TOTAL ASSETS	$421,901	$399,805

See Notes to Financial Statements

SWORD COMP-SOFT CORP. (A Development Stage Company) Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	As of November 30, 2005	As of November 30, 2004

CURRENT LIABILITIES
Accounts payable	$37,183	$39,183
Note payable	551,541	559,739
Note payable - (related party)	—	110,123

Total Current Liabilities	588,724	709,045

TOTAL LIABILITIES	588,724	709,045

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock ($0.0001 par value, 70,000,000 shares authorized: 48,265,500 shares issued and outstanding as of November 30, 2005 and 2004)	4,827	4,827
Additional paid-in capital	627,402	627,402
Deficit accumulated during the development stage	(799,052)	(941,469)

Total Stockholders’ Equity (Deficit)	(166,823)	(309,240)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$421,901	$399,805

See Notes to Financial Statements

SWORD COMP-SOFT CORP. (A Development Stage Company) Statements of Operations

	Year Ended November 30, 2005	Year Ended November 30, 2004	November 2, 1998 (inception) through November 30, 2005

REVENUES
Consulting income	$—	$—	$944,811

Total Revenues	—	—	944,811

Costs of revenues	—	—	(603,063)

GROSS PROFIT	—	—	341,748

OPERATING COSTS
Bad debt expense	—	—	98,377
Licensing rights	—	—	700,000
Depreciation expense	13,868	10,400	73,274
Marketing expense	—	—	236,266
Professional fees	500	4,500	134,424
Administrative expense	99,324	40,000	259,802

Total Operating Costs	113,692	54,900	1,502,143

OPERATING INCOME (LOSS)	(113,692)	(54,900)	(1,160,395)

OTHER INCOME & (EXPENSES)

Interest income	19,017	13,717	87,116
Other income	—	—	69,479
Write-down of leasehold improvements	—	—	(2,663)
Write-up/(down) of notes receivable, related parties	—	—	11,435
Gain on sale of investment	278,433	81,150	359,583
Interest expense	(41,341)	(52,930)	(163,607)

Total Other Income & (Expenses)	256,109	41,937	361,343

NET INCOME (LOSS)	$142,417	$(12,963)	$(799,052)

BASIC EARNINGS (LOSS) PER SHARE	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	48,265,500	4,826,500

See Notes to Financial Statements

SWORD COMP-SOFT CORP.
(A Development Stage Company)
Statements of Stockholders’ Equity
From November 2, 1998 (inception) through November 30, 2005

					Deficit
					Accumulated
			Additional	Stock	During the
	Common	Common	Paid-in	Subscription	Development
	Shares	Stock	Capital	Receivable	Stage	Total

Balance, November 30, 1998	—	$—	$—	$—	$—	$—

Stock issued on April 30, 2000 for cash	10,400,000	1,040	258,961	(103,739)		156,262

Stock issued on April 30, 2000 for settlement of equipment purchase	600,000	60	14,940			15,000

Stock issued May 29, 2000 in exchange for 5,000,000 shares of Millenia Hope, Inc	35,700,000	3,570	125,908			129,478

May 31, 2000 - collection on subscription				20,408		20,408

June 30, 2000 - collection on subscription				83,331		83,331

Net loss form November 2, 1998 (inception) to November 30, 2000					(69,231)	(69,231)

Balance, November 30, 2000	46,700,000	4,670	399,809	—	(69,231)	335,248

Stock issued on September 15, 2001 for cash	30,000	3	119,997	(120,000)		—

Stock issued on November 21, 2001 for cash	380,000	38	189,962	(190,000)		—

Net loss for the year ended November 30, 2001					(1,679)	(1,679)

Balance, November 30, 2001	47,110,000	4,711	709,768	(310,000)	(70,910)	333,569

Stock issued December 5, 2001 in exchange for payment of consulting fees	82,500	8	16,492			16,500

Stock issued May 13, 2002 in exchange for professional fees	205,200	21	51,354			51,375

September 4, 2002 collection on subscription			(112,500)	112,500		—

Stock issued October 14, 2002 in exchange for payment of consulting fees	10,000	1	1,999			2,000

November 10, 2002 collection on subscription			(95,000)	95,000		—

Net loss for the year ended November 30, 2002					(141,693)	(141,693)

Balance, November 30, 2002	47,407,700	4,741	572,113	(102,500)	(212,603)	261,751

See Notes to Financial Statements

SWORD COMP-SOFT CORP.
(A Development Stage Company)
Statements of Stockholders’ Equity
From November 2, 1998 (inception) through November 30, 2005

					Deficit
					Accumulated
			Additional	Stock	During the
	Common	Common	Paid-in	Subscription	Development
	Shares	Stock	Capital	Receivable	Stage	Total

Rounding	300

Stock issued December 1, 2002 in exchange for marketing expense	250,000	25	24,975			25,000

February 28, 2003 collection on subscription				23,750		23,750

May 31, 2003 collection on subscription				23,750		23,750

August 31, 2003 collection on subscription				23,750		23,750

Stock issued October 20, 2003 in exchange for marketing expense	350,000	35	17,465			17,500

Stock issued October 20, 2003 in exchange for notes payable	257,500	26	12,849			12,875

November 30, 2003 collection on subscription				31,250		31,250

Net loss for the year ended November 30, 2003					(715,903)	(715,903)

Balance, November 30, 2003	48,265,500	4,827	627,402	—	(928,506)	(296,277)

Net loss for the year ended November 30, 2004					(12,963)	(12,963)

Balance, November 30, 2004	48,265,500	4,827	627,402	—	(941,469)	(309,240)

Net lncome for the year ended November 30, 2005					142,417	142,417

Balance, November 30, 2005	48,265,500	$4,827	$627,402	$—	$(799,052)	$(166,823)

See Notes to Financial Statements

SWORD COMP-SOFT CORP.
(A Development Stage Company)
Statements of Cash Flows

			November 2, 1998
			(inception)
	Year Ended	Year Ended	through
	November 30,	November 30,	November 30,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$142,417	$(12,963)	$(799,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	13,868	10,400	73,274
Common stock issued for services	—	—	112,375
Write-down of leasehold improvements	—	—	2,663
Write-down of notes receivable	—	—	(11,435)
Accrued interest expense - note payable	—	52,930	67,619
Accrued interest income - notes receivable	(19,017)	(13,717)	(85,406)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	54,000	54,000	(35,967)
(Increase) decrease in notes receivable	(161,624)	—	(470,640)
Increase (decrease) in accounts payable	(2,000)	4,500	37,183

Net Cash Provided by (Used in) Operating Activities	27,644	95,150	(1,109,386)

CASH FLOWS FROM INVESTING ACTIVITIES

Net sale (purchase) of fixed assets	—	—	(60,937)

Net Cash Provided by (Used in) Investing Activities	—	—	(60,937)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	—	—	156,262
Proceeds form stock subscription receivable	—	—	206,239
Proceeds from sale of investment shares	90,628	38,850	129,478
Proceeds from notes payable	(118,321)	(134,000)	678,344

Net Cash Provided by (Used in) Financing Activities	(27,693)	(95,150)	1,170,323

Net Increase (Decrease) in Cash	(49)	—	—

Cash at Beginning of Year	49	49	—

Cash at End of Year	$—	$49	$—

Supplemental Cash Flow Disclosures:

Cash paid during period for interest	$41,341	$52,930

Cash paid during period for taxes	$—	$—

See Notes to Financial Statements

SWORD COMP-SOFT CORP.
(A Development Stage Company)
Notes to the Financial Statements
As of November 30, 2005

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Sword Comp-Soft Corp. (the “Company”) was incorporated in the State of Delaware on November 2, 1998. The Company’s objective was to be an Application Service provider in the E-Health sector providing on –line interactive health services through the internet.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s policy is to use the accrual method of accounting to prepare and present financial statements, which conforms to generally accepted accounting principles (“GAAP’). The company has elected a November 30, year end.

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

d. Basis of Presentation and Considerations Related to Continued Existence (going concern)

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As discussed in Note 3, the Company’s management intends to raise additional operating funds through operations, and debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

SWORD COMP-SOFT CORP.
(A Development Stage Company)
Notes to the Financial Statements
As of November 30, 2005

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

g. Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of such assets. Management believes that there were no such impairments of at November 30, 2005.

h. Investments in Securities

The Company’s marketable securities and investments in securities available for sale are classified as available for sale securities in the accordance with SFAS 115. They are classified as available for sale due to the fact that they are not bought or held principally for the purpose of selling them in the near term, they are not actively and frequently bought and sold, nor are they generally used with the objective of generating profits on short-term differences in price. Unrealized gains on available for sale securities are being classified under the requirements of SFAS No. 130. Under such statement, the Company’s securities are required to be reflected at fair market value. Changes in the fair value of investments or valuation of securities are reflected in the statement of comprehensive income or (loss) in accordance with SFAS 130.

SWORD COMP-SOFT CORP.
(A Development Stage Company)
Notes to the Financial Statements
As of November 30, 2005

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

i. Revenue Recognition and Deferred Revenue

The Company’s revenues recognized to November 30, 2005 were software consultation. Revenue, in respect of all services described, is recognized on completion of services, when collectibility is reasonably assured.

j. Foreign Currency Exchange

Foreign currency accounts have been translated as follows:

•	Monetary items – at exchange rates in effect at the balance sheet date

•	Non-monetary item – at exchange rates in effect o the dates of transactions

• Revenue and expenses – at average exchange rate prevailing during the year. Gains and losses arising from foreign currency translation are included in income.

k. Earning (Loss) Per Share

The Company follows Statement of Financial Accounting Standards (SFAS) 128, “Earning Per Share.” Basic earnings (loss) per common share (EPS) calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods presented common stock equivalents were not considered, as their effect would be anti-dilutive.

l. Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the considered received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, “Accounting for Stock-Based Compensation”. The provision of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (APB 25), but disclose the preformed effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

SWORD COMP-SOFT CORP.
(A Development Stage Company)
Notes to the Financial Statements
As of November 30, 2005

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS:

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “… under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending November 30, 2006. Management believes that the adoption of this Statement will not have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company believes that the implementation of this standard will not have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004) “Share-Based Payment”. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 13 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending November 30, 2006. The Company believes that the implementation of this standard will not have a material impact on its financial position, results of operations or cash flows.

SWORD COMP-SOFT CORP.
(A Development Stage Company)
Notes to the Financial Statements
As of November 30, 2005

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS:

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) which provides guidance regarding the interaction of SFAS 123 (R) and certain SEC rules and regulations. The new guidance includes the SEC’s view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123 (R) ‘s implementation challenges for registrants and enhance the information investors receive.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term ‘conditional asset retirement obligation’ as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

In August 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods’ financial statements. This statement is effective for accounting changes and correction of errors made in fiscal year beginning after December 15, 2005.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net income of $142,417 for the year ended November 30, 2005 and a net loss of $799,052 during the period from November 2, 1998 (inception) through November 30, 2005. At November 30, 2005 the Company had negative working capital of $166,823 and a stockholders’ deficit of $166,823. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certain shareholders and directors have committed to fund any operating cash flow shortages during the next fiscal year until the organization can generate sufficient funds from operations to meet current operating expenses and overhead, although there is no guarantee that this commitment will be met.

SWORD COMP-SOFT CORP.
(A Development Stage Company)
Notes to the Financial Statements
As of November 30, 2005

NOTE 4. NOTES RECEIVABLE

As of November 30, 2005 the Company had $385,934 in notes receivable. The notes receivable are unsecured; bear interest at 7% per annum and have specified terms of retirement.

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

	November 30, 2005	November 30, 2004

Computer equipment	$72,219	$72,219

	$72,219	$72,219
Less Accumulated Depreciation	(72,219)	(58,351)

Net Property and Equipment	$0	$13,868

Depreciation expense was $13,868 and $10,400, for the years ended November 30, 2005 and 2004, respectively.

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

	November 30, 2005	November 30, 2004

Net income (loss) from operations	$142,417	$(12,963)

Basic income / (loss) per share	$0.00	$(0.00)

Weighed average number of shares outstanding	48,265,500	48,265,500

SWORD COMP-SOFT CORP.
(A Development Stage Company)
Notes to the Financial Statements
As of November 30, 2005

NOTE 7. NOTE PAYABLE

Note payable as of November 30, 2005 consist of the following:

	2005	2004

Note payable to Millennia Hope, Inc. unsecured, with annual interest rate 7%.	$551,541	$559,739

	$551,541	$559,739

NOTE 8. NOTE PAYABLE – RELATED PARTY

	2005	2004

Note payable to a related party, unsecured, with annual interest rate of 7%.	$0	$110,123

	$0	$110,123

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

At November 30, 2005 the Company has significant operating and capital losses carryfoward. The tax benefits resulting for the purposes have been estimated as follows:

November 30, 2005

Beg. Deficit	$(941,469)
Net Income (Loss) for Year ended 11/30/05	142,417

Ending Deficit	$(799,052)

Gross income tax benefit	$271,678
Valuation allowance	(271,678)

Net income tax benefit	$—

SWORD COMP-SOFT CORP.
(A Development Stage Company)
Notes to the Financial Statements
As of November 30, 2005

NOTE 9. INCOME TAXES (CONTINUED)

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

Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. None of the valuation allowance recognized was allocated to reduce goodwill or other noncurrent intangible assets of an acquired entity or directly to contributed capital.

NOTE 10. STOCK TRANSACTIONS

Transactions, other than employees’ stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees’ stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On April 30, 2000, the Company in accordance with its private placement offering exempt from registration requirements under section 4(2) of the Securities Act of 1933, issued 10,400,000 of common shares at $0.025 per share. The shares were issued for $156,262 for cash consideration; the balance was in exchange for a subscription receivable of $103,739.

On April 30, 2000 the Company issued 600,000 shares of common stock to officers of the company in settlement of computer equipment purchases. The computer equipment was capitalized at the predecessor’s cost of $15,000.

On May 29, 2000 the Company issued 35,700,000 shares of common stock to Millenia Hope Inc. in exchange for 5,000,000 shares of common stock of Millenia Hope Inc. and 5,000,000 warrants, each warrant entitling the Company to purchase one common share at a price of $2.00 until May 29, 2003.

On September 15, 2001 the Company issued 30,000 shares of common stock in exchange for a non-interest bearing subscription receivable of $120,000, maturing on September 15, 2002.

SWORD COMP-SOFT CORP.
(A Development Stage Company)
Notes to the Financial Statements
As of November 30, 2005

NOTE 11. STOCK TRANSACTIONS (CONTINUED)

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

On September 4, 2002, the Company reduced the subscriptions receivable and paid in capital in the amount of $112,500. This represents 30,000 shares of common stock, which were previously issued for $4.00 per share on September 15, 2001 in exchange for a subscription receivable of $120,000. The shares were originally issued on the basis that the Company would be listed for public trading.

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

As of November 30, 2005 the Company had 48,265,500 shares of common stock issued and outstanding.

SWORD COMP-SOFT CORP.
(A Development Stage Company)
Notes to the Financial Statements
As of November 30, 2005

NOTE 12. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of November 30, 2005.

(A) Common stock, $ 0.0001 par value; 70,000,000 shares authorized; 48,265,500 shares issued and outstanding.

NOTE 13. SIGNIFICANT EVENTS

On March 5, 2003, the Company signed an agreement with its parent company to re-acquire all of its issued common shares held by the parent company, this being 30.7 million common shares. In exchange for such shares, the Company paid its former parent company $700,000, due no later than May 31, 2007. A portion of this amount was allocated to reduce the note receivable parent company. In addition, the Company transferred all rights and ownership of the Application Service Provider in the E-Health Sector business to the parent company.

As the Company’s efforts to enter the vehicle tracking business has been unsuccessful, the Company has entered into a provisional agreement with Advance Fluid Technologies, Inc., a Delaware Corporation, via a letter of intent to acquire assets from the latter corporation, with the intent of entering the bottled water business; more specifically the oxygenated bottled water market.

On August 26, 2005 the Company finalized this agreement with Advanced Fluid Technologies to purchase their to be patented oxygenation unit and all technical know how, intellectual properties, methodologies and all information pertaining to the following: the fixation of the oxygen molecule to water or any other fluid and/or to the building and maintenance of the oxygenation unit. Furthermore, all trademarks for the name AquaBoost Oxygenated Water, (currently in force in the U.S., Canada, and Mexico) and the right to use and register said name globally were transferred to the Company. Also, included was a distribution contract between Advanced Fluid Technologies and ImporTadora Comercializadora Maple S.A. of Mexico, which Advanced Fluid transferred to the Company.

Purchase price for all the aforementioned assets is $216,000. This being the amount due by AFT to the Company for its notes payable as of August 26, 2005, and 20 million post reverse-stock split of the Company’s common shares. The Company agreed to reverse split its common shares by a ratio of 10:1. The approval by the holders of a majority of the issued shares of the common stock and the appropriate SEC filings shall authorize said reverse stock split.

Pursuant to the above stock issuance to Advanced Fluid Technologies, the assets listed in the Agreement will be transferred to the Company.