Form 10QSB
period 2006-02-28
SWORD COMP SOFT CORP
filed 2006-05-05
CIK 1126162

SWORD COMP-SOFT CORP.

(Exact name of Small Business Issuer as Specified in its Charter)

DELAWARE	98-0229951
(state or other Jurisdiction of	(I.R.S Employer
Incorporation or Organization)	Identification No.)

4055 Ste Catherine st. suite 151, Montreal, Quebec H3Z 3J8

(Address of Principal Executive Offices)

(514) 935-8589

(Issuer’s Telephone Number Including Area Code)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At February 28, 2006, Issuer had 48,265,500 outstanding shares of Common Stock.

INDEX

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Balance sheet (Unaudited) at February 28, 2006

Statements of Operations (Unaudited) for the Three months ended February 28, 2006 and February 28, 2005 and from Inception (November 2, 1998) to February 28, 2006.

Statement of Cash Flows (Unaudited) for the Three months ended February 28, 2006 and February 28, 2005 and from Inception (November 2, 1998) to February 28, 2006.

Notes to the Financial Statements (Unaudited).

Item 2. Plan of Operations

Item 3. Controls and Procedures

PART II: OTHER INFORMATION

Item 6. Exhibits and Reports On Form

SIGNATURES

SWORD COMP-SOFT CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET AT FEBRUARY 28 2006
(UNAUDITED)

ASSETS

Current Assets
Cash	$—
Accounts receivable	22,467

Total current assets	22,467

Notes Receivable - related party	388,903

Total Assets	$411,370

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accounts payables and accrued liabilities	$37,183
Notes Payable related party	547,693

Total current liabilities	584,876

Stockholders’ (Deficit)
Common stock, $.0001 par values authorized
70,000,000 shares: issued and
outstanding 48,265,500	4,827
Paid in capital	627,402
Deficit accumulated during the development stage	(805,735)

Total Stockholders’ (Deficit)	(173,506)

Total liabilities and Stockholders’ (Deficit)	$411,370

See the accompanying notes to financial statements.

SWORD COMP-SOFT CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2006
AND FEBRUARY 28 2005
FORM INCEPTION (NOVEMBER 2 1998) TO FEBRUARY 28, 2006
(UNAUDITED)

	Three Months Ended February 28, 2006	Three Months Ended February 28, 2005	From inception (November , 1998) to February 28, 2006

Revenues:	$—	$—	$944,811

Cost of Revenues:	—	—	603,063

	—	—	341,748
Operating Expenses:
Licensing rights	—	—	700,000
Marketing	—	—	236,266
Rent	—	—	37,305
Professional Fees	—	—	134,424
Selling, general and administrative expenses	—	48,467	394,148

Total Operating Expenses	—	48,467	1,502,143

(Loss) before other income (expense)	—	(48,467)	(1,160,395)

Other income (expense):
Interest income - Other	—	—	69,479
Interest income	2,969	3,593	90,085
Interest Expense	(9,652)	(11,722)	(173,259)
Gain on Sale of Investment	—	32,050	359,583
Write down - leashold improvements	—	—	(2,663)
Write down - Notes receivable	—	—	11,435

Total other income (Expense)	(6,683)	23,921	354,660

Net (Loss)	$(6,683)	$(24,546)	$(805,735)

Basic weighted average common shares outstanding	48,265,500	48,265,500

Basic (Loss) per common share	$(0.00)	$(0.00)

See the accompany notes to financial statements.

SWORD COMP-SOFT CORP.
(A DEVELOPMENT STAGE COMPANY)

Statement of Cash Flows
For the Three Months Ended February 28, 2006 and February 28, 2005
From inception (November 2, 1998) to February 28, 2006
(Unaudited)

	Three months ended		From Inception (November 2, 1998)
	February 28,2006	February 29, 2005	to February 28, 2006

Funds Provided (used)
Operating Activities
Net (loss)	$(6,683)	$(24,546)	$(805,735)
Depreciation	—	3,467	73,274
Issue of capital stock for services	—	—	112,375
Write down of leasehold improvements	—	—	2,663
Write down of notes receivable	—	—	(11,435)
Accrued interest expense - note payable	—	—	67,619
Accrued interest income - note receivable	(2,969)	(3,593)	(88,375)
Decrease (Increase) - accounta receivable	13,500	13,500	(22,467)
Increase (Decrease) - accounts payable	—	—	37,183

Cash (used in) provided by operating Activities	3,848	(11,172)	(634,898)

Investing Activities
Notes receivable	—	—	(470,640)
Additions to Property and Equipment	—	—	(60,937)

Cash (used in) provided by Investing Activities	—	—	(531,577)

Financing Activities
Bank indebtedness	—	—	—
Issue of Capital stock	—	—	156,262
Payment of common stock subscription receivable	—	—	206,239
Note payable	(3,848)	(1,778)	674,496
Sale of Investment	—	12,950	129,478

Cash (used in) provided by Financing Activities	(3,848)	11,172	1,166,475

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents	—	—	—
Beginning of Period	—	49	—

End of Period	$—	$49	$—

Supplemental Schedule of noncash investing and financing activities:
On April 30, 2000, the company issued 600,000 shares
of common stock in settlement of computers and equipment
purchased from its officers	$15,000

See accompanying notes to Financial Statements

SWORD COMP-SOFT CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2006

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

These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included for the year ended November 30, 2005 for sword Comp-Soft Corp on form 10 KSB as filed with the Securities and Exchange Commission.

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

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported net loss of $6,683 for the three months ended Feb 28, 2006 as well as reporting net losses of $805,735 from inception (November 2, 1998) to February 28, 2006. As reported on the statement of cash flows, the company had deficient cash flows from operating activities of $3,848 for the three months ended February 28, 2006 and has reported deficient cash flows from operating activities of $634,898 from inception (November 2, 1998) to February 28, 2006. To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $260,000 and notes payable, $674,496 principally related party debt.

SWORD COMP-SOFT CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2006

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

Three months ended February28, 2006 compared to 2005.

Selling, general and administrative expenses were $48,467 in 2005 and $0 in 2006. In 2005 we paid administrative fees, by exchanging $45,000 of our investment shares for services. These services included taking care of the corporate filings, change of strategic direction, initiation of new business, etc. these fees were paid to our former President and CEO. These fees were not paid in 2006.

Gain of Sale of Investment was $32,050 in 2005 and $0 in 2006.This was due to the aforementioned exchange of our investment shares for the administrative services of our former President and CEO.

As a result of the above, we had a net loss of $6,683 in 2006 and $24,546 in 2005.

Liquidity and cash flow needs of the company

From December 1st, 2005 to February 28, 2006 the company used $0 for operating activities while recording no revenues. From March 1, 2006 to November 30, 2006, the fiscal year end, the company’s net cash flow needs will be $150,000.

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

Sword Comp-Soft Corp. (Registrant)
Dated
May 4 , 2006	By: /s/ Louis Greco President