Form 10QSB
period 2006-05-31
Global Biotech Corp.
filed 2006-08-03
CIK 1126162

Global Biotech Corp.

(Exact name of Small Business Issuer as Specified in tis Charter)

DELAWARE	98-0229951
(state or other Jurisdiction of	(I.R.S Employer
Incorporation or Organization)	Identification No.)

2515 Guenette, Montreal, Quebec H4R 2E9

(Address of Principal Executive Offices)

514-935-8589

Issuer’s Telephone Number Including Area Code)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At July 31, 2006 Issuer had 49,265,500 outstanding shares of Common Stock.

INDEX

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Balance sheet (Unaudited) at May 31, 2006

Statements of Operations (Unaudited) for the Three months and Six months ended May 31, 2006 and May 31, 2005 and from Inception (November 2, 1998) to May 31, 2006.

Statement of Cash Flows (Unaudited) for the Six months ended May 31, 2006 and May 31, 2005 and from Inception (November 2, 1998) to May 31, 2006.

Notes to the Financial Statements (Unaudited).

Item 2. Plan of Operations

Item 3. Controls and Procedures

PART II: OTHER INFORMATION

Item 6. Exhibits and Reports On Form

SIGNATURES

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET AT MAY 31 2006
(UNAUDITED)

ASSETS

Current Assets
Cash	$—
Accounts receivable	22,467

Total current assets	22,467

Notes Receivable - related party	391,924

Total Assets	$414,391

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$37,183
Notes Payable related party	557,278

Total current liabilities	594,461

Stockholders’ (Deficit)
Common stock, $.0001 par values authorized 70,000,000 shares: issued and outstanding 49,265,500	4,927
Paid in capital	628,302
Deficit accumulated during the development stage	(813,299)

Total Stockholders’ (Deficit)	(180,070)

Total liabilities and Stockholders’ (Deficit)	$414,391

See the accompanying notes to financial statements.

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED MAY 31, 2006 AND 2005
FORM INCEPTION (NOVEMBER 2, 1998) TO MAY 31, 2006
(UNAUDITED)

	Three Months Ended May 31, 2006	Three Months Ended May 31, 2005	Six Months Ended May 31, 2006	Six Months Ended May 31, 2005	Inception to May 31, 2006

Revenues:	$—	$—	$—	$—	$944,811

Cost of Revenues:	—	—	—	—	603,063

	—	—	—	—	341,748
Operating Expenses:
Licensing rights	—	—	—	—	700,000
Marketing	—	—	—	—	236,266
Rent	—	—	—	—	37,305
Professional Fees	—	—	—	—	134,424
Selling, general and administrative expenses	1,000	57,791	1,000	106,258	395,148

Total Operating Expenses	1,000	57,791	1,000	106,258	1,503,143

(Loss) before other income (expense)	(1,000)	(57,791)	(1,000)	(106,258)	(1,161,395)

Other income (expense):
Interest income - Other	—	2,263	—	2,263	69,479
Interest income	3,021	3,656	5,990	7,249	93,106
Interest Expense-Related Party	(9,585)	(10,118)	(19,237)	(21,840)	(182,844)
Gain on Sale of Investment	—	246,383	—	278,433	359,583
Write down - leashold improvements	—	—	—	—	(2,663)
Write down - Notes receivable	—	—	—	—	11,435

Total other income (Expense)	(6,564)	242,184	(13,247)	266,105	348,096

Net (Loss) Income	$(7,564)	$184,393	$(14,247)	$159,847	$(813,299)

Basic weighted average common shares outstanding	49,265,500	48,265,500	49,265,500	48,265,500

Basic (Loss) per common share	$(0.00)	$0.00	$(0.00)	$0.00

See the accompany notes to financial statements.

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)

Statement of Cash Flows
For the Six Months Ended May 31, 2006 and May 31, 2005
From inception (November 2, 1998) to May 31, 2006
(Unaudited)

	Six months ended		From Inception to May 31, 2006
	May 31, 2006	May 31, 2005

Funds Provided (used)
Operating Activities
Net (loss) Income	$(14,247)	$159,847	$(813,299)
Depreciation	—	6,934	73,274
Issue of capital stock for services	1,000	—	113,375
Write down of leasehold improvements	—	—	2,663
Write down of notes receivable	—	—	(11,435)
Accrued interest expense - note payable	9,585	—	77,204
Accrued interest income - note receivable	(5,990)	(9,512)	(91,396)
Decrease (Increase) - accounta receivable	13,500	27,000	(22,467)
Increase (Decrease) - accounts payable	—	(2,500)	37,183

Cash (used in) provided by operating Activities	3,848	181,769	(634,898)

Investing Activities
Notes receivable	—	(161,624)	(470,640)
Additions to Property and Equipment	—	—	(60,937)

Cash (used in) provided by Investing Activities	—	(161,624)	(531,577)

Financing Activities
Bank indebtedness	—	—	—
Issue of Capital stock	—	—	156,262
Payment of common stock subscription receivable	—	—	206,239
Note payable	(3,848)	(110,822)	674,496
Sale of Investment	—	90,628	129,478

Cash (used in) provided by Financing Activities	(3,848)	(20,194)	1,166,475

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents	—	(49)	—
Beginning of Period	—	49	—

End of Period	$—	$—	$—

Supplemental Schedule of noncash investing and financing activities:
On April 30, 2000, the company issued 600,000 shares of common stock in settlement of computers and equipment purchased from its officers	$15,000

See accompanying notes to Financial Statements

GLOBAL BIOTECH CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

MAY 31, 2006

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying Unaudited financial statements of Global Biotech Corp. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included for the year ended November 30, 2005 for Global Biotech Corp (Formerly Sword Comp-Soft Corp) on form 10 KSB as filed with the Securities and Exchange Commission.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported net losses of $7,564 and $14,247 for the three months and six months ended May 31, 2006 as well as reporting net losses of $813,299 from inception (November 2, 1998) to May 31, 2006. As reported on the statement of cash flows, the company had cash flows from operating activities of $3,848 for the six months ended May 31, 2006 and has reported deficient cash flows from operating activities of $634,898 from inception (November 2, 1998) to May 31, 2006. To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $260,000 and notes payable, $674,496 principally related party debt.

GLOBAL BIOTECH CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

MAY 31, 2006

(UNAUDITED)

NOTE 4. SUBSEQUENT EVENTS

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

Purchase price, for all the aforementioned assets, is $216,000, this being the amount due by AFT to the Company for its notes payable as of August 26, 2005, and 20 million post reverse-stock split of the Company’s common shares. The Company agreed to reverse split its common shares by a ratio of 10:1. This was approved by the holders of a majority of the issued shares of the common stock and the filing of the definitive information statement, schedule 14C, with the SEC on July 3, 2006.

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

The business objective of Global is to position AquaBoost™ as a top quality oxygenated water in the specialty waters market. Our oxygenation level (up to 100 ppm and greater), the ability of our bottled water to retain this level of oxygenation, even over lengthy periods of time and the purity of our product, we believe, should give us the ability to become a staple in this specialty waters niche.

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

GLOBAL BIOTECH CORP (Formerly SWORD COMP-SOFT CORP) was incorporated in November 1998 as an (ASP) Application Service Provider, specializing in the E-Healthcare sector, which said business was sold in 2003. Global has been a SEC reporting company since July 16, 2001.

As of February 24, 2005, Global’s Board of Directors concluded that its attempt to enter the vehicle tracking business was unsuccessful and entered into a provisional agreement, with Advanced Fluid Technologies Inc. (AFT), a Delaware corporation, to acquire assets from the latter corporation pursuant to entering the bottled water, more specifically, the oxygenated bottled water market. A definitive Agreement was concluded on August 26, 2005 with Advanced Fluid Technologies to purchase their to be patented oxygenation unit and all technical know how, intellectual properties, methodologies and all information pertaining to the following: the fixation of the oxygen molecule to water or any other fluid and or to the building and maintenance of the oxygenation unit. Furthermore; all trademarks for the name AquaBoost Oxygenated Water, currently in force in the U.S., Canada and Mexico and the right to use and register said name globally, were transferred to Global. Also included was a distribution contract between Advanced Fluid Technologies and Impor Tadora Comercializadora Maple S.A. of Mexico, which Advanced Fluid transferred to Global.

Purchase price, for all the aforementioned assets, is $216,000, this being the amount due by AFT to Global for its notes payable as of August 26, 2005, and 20 million post reverse-split common shares of Global Biotech Corp. Global agreed to reverse split its common shares by a ratio of 10:1. This was approved by the holders of a majority of the issued shares of the common stock and the filing of the definitive information statement, schedule 14C, with the SEC on July 3, 2006.

At a meeting of the Board of Directors held on April 3, 2006 and ratified by a Special Shareholders meeting attended by a majority of the votes on April 3, 2006 the name of the Corporation was amended and changed to Global Biotech Corp. from Sword Comp-Soft Corp.

A May 15, 2006 meeting of the Board of Directors of Global Biotech Corp. appointed Perry Choiniere as a Director and the new Chief Operating Officer, Jean Pierre Robichaud as a Director and the new V.P. of Sales and Marketing, Dr. Pierre Marois as Chief Science Officer and a Director and Eric Sonigo as the new V.P. of Production.

At the same Board of Directors meeting the following listed individual resigned their positions.

Mario Dumais	– V.P. – Investor Relations and as Director
Richard Cahill	– V.P. – Operations and as Director
France Gauthier	– V.P. – Sales, Entertainment and Restaurant Division
Leonard Stella	– as a Director

Perry Choiniere has been involved in a number of consumer oriented ventures for more than 20 years. He started his career in the customer service field for a large provider of heating oil to residential and commercial users. For most of the next 2 decades he either managed or ran several businesses involved in the maintenance and construction sectors, dealing directly with the public but also being responsible for the day to day administration of the aforesaid businesses. For the last 4 years to date, he has been involved with the negotiations and sales of products, both domesticly and internationally, in the pharmaceutical and nutritional industries. To Global he brings a broad knowledge of running a business and an expertise in dealing with the consumer.

Jean Pierre Robichaud has been involved in sales since 1979, reaching the level of corporate Vice-President since 1995. He has extensive experience in sales in the food industry, dealing with retail pharmacy outlets and, for the last 11 years, the water industry. Which ever company or industry he was involved with thrived. Mr. Robichaud has dealt with major consumer companies, Canadian Tire, Walmart, etc., and greatly increased product sales volume and the retail shelf space allocated to it. Global should prove to be another one of his great successes.

Dr. Pierre Marois, already the Director of Special Projects at Global has been elevated to its Chief Science Officer and a Director. Dr. Marois received his medical degree from the University de Montreal in 1978 and his specialization certificate, from the College of Doctors and Surgeons of Canada, in 1979. He is a well respected physician at St. Justine’s Hospital in Montreal, Canada, and several other pediatric hospitals specializing in rehabilitative and epidermal medicine, for the past 25 years. Dr. Marois has initiated countless research projects into neuromuscular sicknesses and cerebral paralysis. Dr. Marois has specific expertise in the oxygenation process, having been one of the leaders of a research team involved in oxygenation projects from 1998-2001 for which he received the inaugural Richard A. Neubauer award. He has participated in symposiums, lectures and written numerous articles on the subject, for the past decade.

Eric Sonigo has dealt with sales and scheduling during his entire career, meeting with individual and coordinating their various needs and corporate priorities. He has extensive knowledge of the maintenance and running of the primary oxygenation machinery, having been involved with the original owners of said oxygenation unit. Though not an engineer by training, the practical knowledge garnered by Mr. Sonigo and specific expertise gleaned from some of the engineers involved in the initial oxygenation product have given Eric a unique ability to monitor and maintain the production equipment and schedule and run the production side of Global.

Three months ended May 31, 2005 compared to 2006.

Selling, general and administrative expenses were $57,791 in 2005 and $1,000 in 2006. In 2005 we paid administrative fees by exchanging $50,000 of our investment shares for services. These services included taking care of the corporate filings, change of strategic direction, initiation of new business, etc. and as the final payment for founding the company to our former President and CEO. These fees were not paid in 2006.

Gain of Sale of Investment was $246,383 in 2005 and $0 in 2006.This was due to the aforementioned exchange of our investment shares for the administrative services of our former President and CEO and the sale of investment shares to pay some of our notes payable and in exchange for a note receivable.

As a result of the above, we had a 3 months net loss of $7,564 in 2006 and 3 months net income of $184,393 in 2005.

Six months ended May 31, 2005 compared to 2006.

Selling, general and administrative expenses were $106,258 in 2005 and $1,000 in 2006. In 2005 we paid administrative fees by exchanging $95,000 of our investment shares for services. These services included taking care of the corporate filings, change of strategic direction, initiation of new business, etc. and as the final payment for founding the company to our former President and CEO. These fees were not paid in 2006.

Gain of Sale of Investment was $278,433 in 2005 and $0 in 2006.This was due to the aforementioned exchange of our investment shares for the administrative services of our former President and CEO and the sale of investment shares to pay some of our notes payable and in exchange for a note receivable.

As a result of the above, we had a 6 month net loss of $14,247 in 2006 and 6 month net income of $159,847 in 2005.

Liquidity and cash flow needs of the company

From December 1st, 2005 to May 31, 2006 the company used $0 for operating activities while recording no revenues. From June 1, 2006 to November 30, 2006, the fiscal year end, the company’s net cash flow needs will be $150,000.

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

Part II other information

Item 2: Sales of Unregistered securities

Date of Sale	Title of Security	Number Sold	Consideration Received	Exemption from Registration Claimed

3/01/06	Common shares	1,000,000	$1,000 in settlement of office expenses	Regulations

(b)	Reports on Form 8-K

Entry into a Material Definitive Agreement

Appointment of Directors, Principal Officers, Departure of Directions, Principal Officers

Amendments to Articles of Incorporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Biotech Corp.
(Registrant)

Dated

July 31, 2006	By: /s/ Louis Greco
President