Form 10QSB
period 2006-08-31
Global Biotech Corp.
filed 2006-12-05
CIK 1126162

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

                                  514-935-8589
                 Issuer's Telephone Number Including Area Code)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 30, 2006 Issuer had 49,265,500 outstanding shares of Common Stock.

                                      INDEX

PART I: FINANCIAL INFORMATION

      Item 1. Financial Statements

Balance sheet (Unaudited) at August 31, 2006
Statements of Operations (Unaudited) for the Three months and nine months ended August 31, 2006 and August 31, 2005 and from Inception (November 2, 1998) to August 31, 2006.
Statement of Cash Flows (Unaudited) for the nine months ended August 31, 2006 and August 31, 2005 and from Inception (November 2, 1998) to August 31, 2006. Notes to the Financial Statements (Unaudited).

      Item 2. Plan of Operations

      Item 3. Controls and Procedures

PART II: OTHER INFORMATION

      Item 6. Exhibits and Reports On Form

SIGNATURES

                              GLOBAL BIOTECH CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEET AT AUGUST 31 2006
                                   (UNAUDITED)

                                     ASSETS

Current Assets
           Cash                                                       $      --
           Accounts receivable                                           22,467
                                                                      ---------
           Total current assets                                          22,467

           Notes Receivable - related party                             391,182
                                                                      ---------

Total Assets                                                          $ 413,649
                                                                      =========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
           Accounts payables  and accrued liabilities                 $  39,260
           Notes Payable related party                                  567,030
                                                                      ---------

           Total current liabilities                                    606,290
                                                                      ---------

Stockholders' (Deficit)
           Common stock,  $.0001 par values authorized
                    70,000,000 shares: issued and
                    outstanding 49,265,500                                4,927
           Paid in capital                                              628,302
           Deficit accumulated during the development stage            (825,870)
                                                                      ---------

           Total Stockholders' (Deficit)                               (192,641)
                                                                      ---------
           Total liabilities and Stockholders' (Deficit)              $ 413,649
                                                                      =========

See the accompanying notes to financial statements.

                              GLOBAL BIOTECH CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
       FOR THE THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 2006 AND 2005
              FORM INCEPTION (NOVEMBER 2, 1998) TO AUGUST 31, 2006
                                   (UNAUDITED)

                                                 Three Months     Three Months     Nine Months      Nine Months      Inception
                                                 Ended            Ended            Ended            Ended            to
                                                 August 31, 2006  August 31, 2005  August 31, 2006  August 31, 2005  August 31, 2006

Revenues:                                          $        --      $        --      $        --      $        --      $   944,811

Cost of Revenues:                                           --               --               --               --          603,063
                                                   -----------      -----------      -----------      -----------      -----------
                                                            --               --               --               --          341,748
Operating Expenses:
    Licensing rights                                        --               --               --               --          700,000
    Marketing                                               --               --               --               --          236,266
    Rent                                                    --               --               --               --           37,305
    Professional Fees                                       --               --               --               --          134,424
    Selling, general and administrative expenses         5,893            3,467            6,893          109,725          401,041
                                                   -----------      -----------      -----------      -----------      -----------
Total Operating Expenses                                 5,893            3,467            6,893          109,725        1,509,036

                                                   -----------      -----------      -----------      -----------      -----------
(Loss) before other income (expense)                    (5,893)          (3,467)          (6,893)        (109,725)      (1,167,288)

Other income (expense):

    Interest income                                      3,074            3,719            9,064           10,968           96,180
    Interest income -other                                  --            2,868               --            5,131           69,479
    Interest Expense-Related Party                      (9,752)          (9,783)         (28,989)         (31,623)        (192,596)
    Gain on Sale of Investment                              --               --               --          278,433          359,583
    Write down - leashold improvements                      --               --               --               --           (2,663)
    Write down - Notes receivable                           --               --               --               --           11,435
                                                   -----------      -----------      -----------      -----------      -----------

    Total other income (Expense)                        (6,678)          (3,196)         (19,925)         262,909          341,418

Net (Loss) Income                                  $   (12,571)     $    (6,663)     $   (26,818)     $   153,184      $  (825,870)
                                                   ===========      ===========      ===========      ===========      ===========

Basic weighted average common shares outstanding    49,265,500       48,265,500       49,265,500       49,265,500
                                                   ===========      ===========      ===========      ===========

Basic (Loss) per common share                      $     (0.00)     $     (0.00)     $     (0.00)     $      0.00
                                                   ===========      ===========      ===========      ===========

See the accompany notes to financial statements.

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)

Statement of Cash Flows
For the Nine Months Ended August 31, 2006 and August 31, 2005
From inception (November 2, 1998) to August 31, 2006
(Unaudited)

                                                                                 Nine months ended            From Inception
                                                                         August 31, 2006    August 31, 2005   to August 31, 2006

================================================================================================================================
Funds Provided (used)
   Operating Activities
     Net (loss) Income                                                    $   (26,818)        $   153,184         $  (825,870)
       Depreciation                                                                --              10,401              73,274
       Issue of capital stock for services                                      1,000                  --             113,375
       Write down of leasehold improvements                                        --                  --               2,663
       Gain on Sale of Investment                                                  --            (278,433)           (359,583)
       Write down of notes receivable                                              --                  --             (11,435)
       Accrued interest expense - note payable                                 19,337                  --              86,956
       Accrued interest income - note receivable                               (9,064)            (16,099)            (94,470)
       Decrease (Increase) - accounta receivable                               13,500              40,500             (22,467)
       Increase (Decrease) - accounts payable                                   2,077              (2,500)             39,260
=============================================================================================================================
Cash (used in) provided by operating Activities                                    32             (92,947)           (998,297)
=============================================================================================================================

Investing Activities
   Notes receivable                                                             3,816            (161,624)           (466,824)
   Additions to Property and Equipment                                             --                  --             (60,937)
   Sale of Investment                                                              --             369,061             489,061
=============================================================================================================================
Cash (used in) provided by Investing Activities                                 3,816             207,437             (38,700)
=============================================================================================================================

Financing Activities
       Bank indebtedness                                                           --                  --                  --
       Issue of Capital stock                                                      --                  --             156,262
       Payment of common stock subscription receivable                             --                  --             206,239
       Note payable                                                            (3,848)           (114,539)            674,496

=============================================================================================================================
Cash (used in) provided by Financing Activities                                (3,848)           (114,539)          1,036,997
=============================================================================================================================

Increase (Decrease) in Cash and Cash Equivalents                                   --                 (49)                 --
Cash and Cash Equivalents
Beginning of Period                                                                --                  49                  --
=============================================================================================================================
End of Period                                                             $        --         $        --         $        --
=============================================================================================================================

Supplemental Schedule of noncash investing and financing activities:
       On April 30, 2000, the company issued 600,000 shares of
       common stock in settlement of computers and equipment
       purchased from its officers                                                                        $15,000

=============================================================================================================================

                              GLOBAL BIOTECH CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 AUGUST 31, 2006
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings (Loss) Per Share

The Company follows Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share." Basic earnings (loss) per Common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income
(loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods presented common stock equivalents were not considered, as their effect would be anti-dilutive.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported net losses of $12,571 and $26,818 for the three months and nine months ended August 31, 2006 as well as reporting net losses of $825,870 from inception (November 2, 1998) to August 31, 2006. As reported on the statement of cash flows, the company had cash flows from operating activities of $32for the nine months ended August 31, 2006 and has reported deficient cash flows from operating activities of $998,297 from inception (November 2, 1998) to August 31, 2006. To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $260,000 and notes payable, $674,496 principally related party debt.

                              GLOBAL BIOTECH CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 AUGUST 31, 2006
                                   (UNAUDITED)

NOTE 4. SUBSEQUENT EVENTS

As the Company's efforts to enter the vehicle tracking business has been unsuccessful, the Company has entered into an agreement with Advance Fluid Technologies, Inc., a Delaware Corporation, to acquire assets from the latter corporation, pursuant to entering the bottled water, more specifically the oxygenated bottled water market.

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

Purchase price, for all the aforementioned assets, is $216,000, which said funds will be used to repay an AFT Note payable due to Global Biotech, of $216,000, and the issuance of 20 million new post reverse-stock split restricted common shares of the Company, which said shares, as of November 30, 2006, have not yet been issued by the Company. The Company agreed to reverse split its common shares by a ratio of 10:1. This was approved by the holders of a majority of the issued shares of the common stock and the Company has filed of the information statement, schedule 14C, with the SEC on June 21, 2006.

Pursuant to the above stock issuance to Advanced Fluid Technologies, the assets listed in the Agreement will be transferred to the Company.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

Some of the statements under "Plan of Operations," "Business" and elsewhere in this registration statement are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions and other statements contained herein that are not statements of historical fact. You can identify these statements by words such as "August," "will," "should," "estimates," "plans," "expects," "believes," "intends" and similar expressions. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results and the timing of certain events August differ significantly from the results discussed in the forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements.

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

The business objective of Global is to position AquaBoost(TM) as a top quality oxygenated water in the specialty waters market. Our oxygenation level (up to 100 ppm and greater), the ability of our bottled water to retain this level of oxygenation, even over lengthy periods of time and the purity of our product, we believe, should give us the ability to become a staple in this specialty waters niche.

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

As of February 24, 2005, Global's Board of Directors concluded that its attempt to enter the vehicle tracking business was unsuccessful and entered into a provisional agreement, with Advanced Fluid Technologies Inc. (AFT), a Delaware corporation, to acquire assets from the latter corporation pursuant to entering the bottled water, more specifically, the oxygenated bottled water market. A definitive Agreement was concluded on August 26, 2005 with Advanced Fluid Technologies to purchase their to be patented oxygenation unit and all technical know how, intellectual properties, methodologies and all information pertaining to the following: the fixation of the oxygen molecule to water or any other fluid and or to the building and maintenance of the oxygenation unit. Furthermore; all trademarks for the name AquaBoost Oxygenated Water, currently in force in the U.S., Canada and Mexico and the right to use and register said name globally, were transferred to Sword. Also included was a distribution contract between Advanced Fluid Technologies and Impor Tadora Comercializadora Maple S.A. of Mexico, which Advanced Fluid transferred to Global.

Purchase price, for all the aforementioned assets, is $216,000, which said funds will be used to repay an AFT Note payable due to Global Biotech, of $216,000, and the issuance of 20 million new post reverse-stock split restricted common shares of the Company, which said shares, as of November 30, 2006, have not yet been issued by the Company. The Company agreed to reverse split its common shares by a ratio of 10:1. This was approved by the holders of a majority of the issued shares of the common stock and the Company has filed of the information statement, schedule 14C, with the SEC on June 21, 2006.

At a meeting of the Board of Directors held on April 3, 2006 and ratified by a Special Shareholders meeting attended by a majority of the votes on April 3, 2006 the name of the Corporation was amended and changed to Global Biotech Corp. from Sword Comp-Soft Corp.

An August 15, 2006 meeting of the Board of Directors of Global Biotech Corp. appointed Perry Choiniere as a Director and the new Chief Operating Officer, Jean Pierre Robichaud as a Director and the new V.P. of Sales and Marketing, Dr. Pierre Marois as Chief Science Officer and a Director and Eric Sonigo as the new V.P. of Production.

At the same Board of Directors meeting the following listed individual resigned their positions.

     Mario Dumais       - V.P. - Investor Relations and as Director
     Richard Cahill     - V.P. - Operations and as Director
     France Gauthier    - V.P. - Sales, Entertainment and Restaurant Division
     Leonard Stella     - as a Director

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

Dr. Pierre Marois, already the Director of Special Projects at Global has been elevated to its Chief Science Officer and a Director. Dr. Marois received his medical degree from the University de Montreal in 1978 and his specialization certificate, from the College of Doctors and Surgeons of Canada, in 1979. He is a well respected physician at St. Justine's Hospital in Montreal, Canada, and several other pediatric hospitals specializing in rehabilitative and epidermal medicine, for the past 25 years. Dr. Marois has initiated countless research projects into neuromuscular sicknesses and cerebral paralysis. Dr. Marois has specific expertise in the oxygenation process, having been one of the leaders of a research team involved in oxygenation projects from 1998-2001 for which he received the inaugural Richard A. Neubauer award. He has participated in symposiums, lectures and written numerous articles on the subject, for the past decade.

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

Three months ended August 31, 2005 compared to 2006.

Selling, general and administrative expenses were $3,467 in 2005 and $5,893 in 2006. In both periods we paid our corporate fees to keep our filings up to date.

As a result of the above, we had a 3 months net loss of $12,571 in 2006 and 3 months net loss of $6,663 in 2005.

Nine months ended August 31, 2005 compared to 2006.

Selling, general and administrative expenses were $109,725 in 2005 and $6,893 in 2006. In 2005 we paid administrative fees by exchanging $95,000 of our investment shares for services. These services included taking care of the corporate filings, change of strategic direction, initiation of new business, etc. and as the final payment for founding the company to our former President and CEO. In 2006 we only paid fees to keep our corporate filings up to date..

Gain of Sale of Investment was $278,433 in 2005 and $0 in 2006.This was due to the exchange of our investment shares for the administrative services of our former President and CEO and the sale of investment shares to pay some of our notes payable and in exchange for a note receivable.

As a result of the above, we had a 9 month net loss of $26,818 in 2006 and 9 month net income of $153,184 in 2005.

Liquidity and cash flow needs of the company

From December 1st, 2005 to August 31, 2006 the company used $0 for operating activities while recording no revenues. From September 1, 2006 to November 30, 2006, the fiscal year end, the company's net cash flow needs will be $40,000.

Item 3. CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

As of the close of the period covered by this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls) and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Principal Executive Officer (President). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusion of the Principal Executive Officer about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation. Based upon that evaluation, the Principal Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company requires to be included in this Quarterly Report on form 10-QSB. There have been no changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PRESIDENT'S CERTIFICATIONS

Appearing immediately following the Signatures section of this Quarterly Report there are two separate Forms of "Certification" of the President. The first form of Certification is required in accord with section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Quarterly report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certificate and this information should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

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

Part II other information

Item 2: Sales of Unregistered securities

                                                                  Exemption from
    Date of      Title of         Number       Consideration       Registration
     Sale        Security          Sold           Received            Claimed
     ----        --------          ----           --------            -------

    3/01/06    Common shares     1,000,000         $1,000           Regulations
                                              in settlement of
                                              office expenses

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

                              Global Biotech Corp.
                                  (Registrant)

Dated
December 4, 2006                     By: /s/ Louis Greco
                                      President