Form 10KSB
period 2006-11-30
Global Biotech Corp.
filed 2007-06-20
CIK 1126162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2006

Commission file number 0-33271

GLOBAL BIOTECH CORP.


Delaware                                           98-022951
(State or Other Jurisdiction of                   (I.R.S. Employer
Incorporation or Organization)                    Identification No.)

3810 St. Patrick Suite 2D
Montreal, Quebec H4E 1A4
(ADDRESS OF principal Executive Offices)

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

GLOBAL BIOTECH CORP.
FORM 10-KSB ANNUAL REPORT
TABLE OF CONTENTS
SECTION

PART 1

Item 1.   Business                                                            1
Item 2.   Properties                                                          10
Item 3.   Legal Proceedings                                                   10
Item 4.   Submission of Matters to a Vote of Security Holders                 10

PART 2

Item 5.   Market for Registrant's Common Equity and Related Stockholders'
          Matters                                                             10
Item 6.   Management's Discussion and Analysis of Financial Condition and
          Results of Operation                                                13
Item 7.   Financial Statements and Supplementary Data                         19
Item 8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure.                                               19
Item 8a   Controls and Procedures                                             19

PART 3

Item 9.   Directors and Executive Officers of the Registrant                  20
Item 10.  Executive Compensation                                              23
Item 11.  Security Ownership of Certain Beneficial Owners and Management      24
Item 12.  Certain Relationship and Related Transactions                       24

PART 4

Item 13.  Exhibits, Financial Statement Schedule and Reports on Form 8-K      24
Item 14.  Principal Accountant Fees and Services                              25

DESCRIPTION OF BUSINESS

(a) Business Development

GLOBAL BIOTECH CORP. ("GLOBAL"), (formerly, SWORD COMP-SOFT CORP.) was organized on November 2, 1998. Its goal was to bring interactive healthcare information services utilizing the Internet to the consumer, in lay terms, to allow the consumer to make educated choices in the area of health care. Its plan was to offer knowledge and service databases, that allow the end user to access what they, as individuals, need.

As of March 5, 2003 this business was sold along with the assumption of a note payable in the amount of $700,000 to Millenia Hope Inc., its former parent corporation. In exchange, GLOBAL received 30.7 million shares of its outstanding common shares held by Millenia Hope Inc. Subsequently, GLOBAL acquired the exclusive 10 year North American licensing rights to a vehicle tracking system in exchange for 30.7 million of its common shares.

GLOBAL's vehicle tracking system was supposed to seamlessly tie together wireless communications and the Internet with global positioning technology to link vehicles to a world of unlimited wireless services. As of February 24, 2005,GLOBAL's Board of Directors concluded that its attempt to enter the vehicle tracking business was unsuccessful and entered into a provisional agreement, with Advanced Fluid Technologies Inc. a Delaware corporation, to acquire assets from the latter corporation pursuant to entering the bottled water, more specifically the oxygenated bottled water, market. A definitive Agreement was signed on August 26, 2005.
As of June 15,2007 this agreement has not yet been fulfilled.

(b) Business of Issuer

GLOBAL's goal is to position AquaBoost(TM), the bottled oxygenated water product it expects to acquire from Advanced Fluid Technologies, as an energizing alternative to soft drinks and as a beverage with more health benefits than ordinary water. To date, the aforementioned product has had minimal sales and the Company will endeavor, but can offer no guarantees, to raise its sales level significantly. Officers and director of the firm have committed to fund the operations of the Company until sufficient funds have been generated from ongoing business.

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


   Brand             Parts Per Million of        Oxygen Retentive Ability
                           Oxygen                Upon Opening of a Bottle
                                                            600ml
-----------------------------------------------------------------------
Penta Waters              Up to 70                  Not listed

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

PURCHASED RIGHTS

On August 26, 2005 GLOBAL finalized an agreement with Advanced Fluid Technologies to purchase their to be patented oxygenation unit and all technical know how, intellectual properties, methodologies and all information pertaining to the following: the fixation of the oxygen molecule to water or any other fluid and/or to the building and maintenance of the oxygenation unit. Furthermore; all trademarks for the name Aquaboost Oxygenated Water, currently in force in the U.S., Canada and Mexico and the right to use and register said name globally, will be transferred to Global.

Purchase price, for all the aforementioned assets, is a combination of debt this being the $216,000 due by AFT to the Company in a note payable as of August 26, 2005, and 20 million post reverse-stock split of the Company's common shares. The Company agreed to reverse split its common shares by a ratio of 10:1. The approval by the holders of a majority of the issued shares of the common stock and the appropriate SEC filings shall authorize said reverse stock split. Pursuant to the above stock issuance to Advanced Fluid Technologies, the assets listed in the Agreement will be transferred to the Company.

As of June 15,2007 these shares had not been issued to AFT and their oxygenated water asserts had not been transferred to the Company. Should the agreement not be consummated, the debt in question (note receivable from Advanced Fluid Technologies) will be payable 12 months from the time the Agreement becomes nullified at its prescribed interest rate of 7% per annum.


TESTS AND STUDIES

AquaBoost(TM) oxygen levels and retentive abilities

December 1999 - March 2000-Test done by the Government of Quebec, Canada's Testing facility.

58 samples of 500 ml and 1000 ml bottles refrigerated until December 23, 1999 and then left at room temperature until the end of the of experiment Upper limit of government testing equipment 20 ppm Samples opened December 23, 1999, January 19, February 16 and March 13, 2000.

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

AQUISITIONS

On August 26, 2005 GLOBAL finalized an agreement with Advanced Fluid Technologies to purchase their to be patented oxygenation unit and all technical know how, intellectual properties, methodologies and all information pertaining to the following: the fixation of the oxygen molecule to water or any other fluid and/or to the building and maintenance of the oxygenation unit. Furthermore; all trademarks for the name Aquaboost Oxygenated Water, currently in force in the U.S., Canada and Mexico and the right to use and register said name globally, will be transferred to Global.

Purchase price, for all the aforementioned assets, is a combination of debt this being the $216,000 due by AFT to the Company in a note payable as of August 26, 2005, and 20 million post reverse-stock split of the Company's common shares. The Company agreed to reverse split its common shares by a ratio of 10:1. The approval by the holders of a majority of the issued shares of the common stock and the appropriate SEC filings shall authorize said reverse stock split. Pursuant to the above stock issuance to Advanced Fluid Technologies, the assets listed in the Agreement will be transferred to the Company.

As of June 15,2007 these shares had not been issued to AFT and their oxygenated water asserts had not been transferred to the Company. Should the agreement not be consummated, the debt in question (note receivable from Advanced Fluid Technologies) will be payable 12 months from the time the Agreement becomes nullified at its prescribed interest rate of 7% per annum.

EMPLOYEES

There are no signed contracts with any employees. At the current time the following officers are its only employees:

Louis Greco - President-Director

Responsible for overall operational co-ordination, implentation of its new business direction and the marketing effort required to bring this to fruition. At present, he devotes 1 1/2 days per week to the Company and is a resident of Montreal.

Perry Choiniere - Chief Operating Officer - Director

Responsible for day to day implentation of the Company's entry into the bottled water field. Currently, he devotes 3 1/2 days a week to the Company and is a Montreal resident.

Jean Pierre Robichaud - Vice President - Sales and Marketing - Director

Responsible for the overall sales and marketing. Devotes 1 day a week to the Company and is a Montreal resident.

Dr. Pierre Marois, Chief Scientific Officer - Director

Dr. Pierre Marois, a well respected physician at St. Justine's Hospital in Montreal, Canada, specializes in rehabilitative and epidermal medicine. Dr. Marois has specific expertise in the oxygenation process, having been one of the leaders of a research team involved in oxygenation projects from 1998-2001. Resident of Montreal.

Eric Sonigo, Vice President - Production

Once the corporation starts selling its product in large volume, Mr. Sonigo will be responsible for the production runs and machinery maintenance, as well as scheduling of orders. Montreal resident.

Although the aforementioned five officers, to a greater or lesser extent, do not work full time for GLOBAL; each one devoted an adequate amount of time to accomplish his role in the corporate structure. Whenever it is necessary, each of these officers puts in work time over and above their regularly scheduled workday.

ITEM 2
DESCRIPTION OF PROPERTIES

Our head office and the Company's facility, 1,500 sq, ft., are located at 3810 St. Patrick suite 2D in Montreal, Quebec.

ITEM 3
LEGAL PROCEEDINGS

We are not involved in any material legal proceedings.

ITEM 4
ITEMS SUBMITTED TO A VOTE OF SECURITY HOLDERS

None

ITEM 5
MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

(a) Market in Formation

Currently, there is no public market for GLOBAL BIOTECH CORP. shares. The company will file, via a market maker, documentation to allow it to be traded publicly on a North American Stock Exchange.

Of the 49,265,500 shares of common stock outstanding, 35,167,500 shares are currently subject to the resale restrictions and limitations of Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate, or persons whose shares are aggregated with affiliates, who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed 1% of the total number of outstanding shares of the same class. In the event the shares are sold on an exchange or are reported on the automated quotation system of a registered securities association, you could sell during any three-month period the greater of such 1% amount or the average weekly trading volume as reported for the four calendar weeks preceding the date on which notice of your sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us.

A person who has not been an affiliate for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

(b) Holders

As of June 15, 2007, there were 320 holders of the Company's common stock.

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

(d) Recent Sales of Unregistered Securities.

Common Stock

In March/April 2000 the Company sold 11,000,000 common shares at a price of $0.025 under the exemption from registration under Regulation D, Rule 504 for U.S. persons and Regulation S for non-U.S. persons. 600,000 shares were in settlement of fixed asset purchase.

In May 2000 the Company exchanged 35,700,000 common shares with, Millenia Hope Inc. in a non-public transaction pursuant to the exemption contained in section 4(2). In return it received 5,000,000 common shares of Millenia Hope Inc. valued at $0.0036 per share and 5,000,000 warrants entitling them to purchase one common share per one warrant for $2 up to May 29, 2003.

In September 2001 the Company sold 30,000 common shares at a price of $4 per share pursuant to its Registration Statement, These shares were sold under the exemption contained in Regulation S. Subsequently, the selling price of these shares was reduced to $0.25.

In November 2001, the Company sold 380,000 common shares at a price of $0.50 per share. These shares were sold under the exemption contained in Regulation S. Subsequently, the selling price of these shares was reduced to $0.25.

In December 2001, the Company sold 82,500 common shares at a price of $0.20 per shares, in settlement of consulting expenses under the exemption contained in Regulation S.

In May 2002 the Company sold 205,500 common shares at a price of 0.25 per share, in settlement of marketing services under the exemption contained in Regulation S.

In October 2002, the Company sold 10,000 common shares at a price of $0.20 per share, in settlement of consulting expenses under the exemption contained Regulation S.

In October 2002 subscription receivable was reduced by $95,000 due to the Company's not being listed for public trading.

In December 2002 the Company issued 250,000 common shares, at a price of $0.10 per share, in settlement of marketing services under the exemption contained in Reg. S.

In November 2003 the Company issued 607, 000 common shares, at price of $0.05 per share, in settlement of marketing services and notes payable.

In March 2006 the Company issued 1,000,000 common shares, at a price of $0.001 per share, in settlement of services.

(a) Common or Preferred Stock

The Company is authorized to issue 70,000,000 shares of Common Stock, $0.0001 par value, of which 49,265,500 shares were issued and outstanding as of the date hereof. Each outstanding share of Common Stock is entitled to one (1) vote, either in person or by proxy, on all matters that may be voted upon the owners thereof at meetings of the stockholders.

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

(c) Other securities to be registered

None

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

Some of the statements under "Plan of Operations", "Business" and elsewhere in this registration statement are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions and other statements contained herein that are not statements of historical fact. You can identify these statements by words such as "may," "will," "should," "estimates," "plans," "expects," "believes," "intends," and similar expressions. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements.

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

We have set a conservative sales objective of 4-6% of the European and American markets, or $12.5 million U.S. to $20 million U.S., by the year 2009. The fact that AquaBoost(TM) was seen by hundreds of distributors at the SIAL in Montreal, Canada in 2001 and that there is already a market in Mexico for the product, gives us confidence in our abilities to reach our sales objectives. However, no assurances can be given that the Company will meet these goals.

Furthermore; the Company has held discussions with several large beverage companies about oxygenating fruit juices. Should these discussions prove successful, the Company would have another major revenue generating area. Currently, it is too premature to hazard an estimate about the likelihood of finalizing any deals with said corporations.
The Company will also attempt to partner with other beverage distributors or lease its technology for royalties in those regions and for those products where it will not negatively impact on potential AquaBoost(TM) sales.

GLOBAL BIOTECH CORP. (formerly, SWORD COMP-SOFT CORP.) was incorporated in November 1998 as an (ASP) Application Service Provider, specializing in the E-Healthcare sector.

On May 29, 2000 Millenia Hope Inc. acquired 35,700,000 shares of GLOBAL BIOTECH CORP., this being the 76% of GLOBAL's issued capital, in exchange for 5,000,000 common shares, valued at $129,478 based on the net tangible asset value of Millenia Hope and not fair market value of the shares and 5,000,000 warrants entitling the registered holder thereof to purchase at any time from that date for a period of three years, one share of common stock at a price of two dollars.

As of March 5, 2003 this business was sold along with the assumption of a note payable of $700,000 to Millenia Hope Inc., its former parent corporation. In exchange, GLOBAL received 30.7 million shares of its outstanding common shares held by Millenia Hope Inc. Subsequently, GLOBAL acquired the exclusive 10 year North American licensing rights to market a unique vehicle tracking model from First Link Assoc. in exchange for 30.7 million of its common shares.

GLOBAL's vehicle tracking system was supposed to seamlessly tie together wireless communications and the Internet with global positioning technology to link vehicles to a world of unlimited wireless services. As of February 24, 2005, GLOBAL's Board of Directors concluded that its attempt to enter the vehicle tracking business was unsuccessful and entered into a provisional agreement, with Advanced Fluid Technologies Inc. (AFT), a Delaware corporation, to acquire assets from the latter corporation pursuant to entering the bottled water, more specifically, the oxygenated bottled water market.

On August 26, 2005 GLOBAL finalized an agreement with Advanced Fluid Technologies to purchase their to be patented oxygenation unit and all technical know how, intellectual properties, methodologies and all information pertaining to the following: the fixation of the oxygen molecule to water or any other fluid and/or to the building and maintenance of the oxygenation unit. Furthermore; all trademarks for the name Aquaboost Oxygenated Water, currently in force in the U.S., Canada and Mexico and the right to use and register said name globally, will be transferred to Global.

Purchase price, for all the aforementioned assets, is a combination of debt this being the $216,000 due by AFT to the Company in a note payable as of August 26, 2005, and 20 million post reverse-stock split of the Company's common shares. The Company agreed to reverse split its common shares by a ratio of 10:1. The approval by the holders of a majority of the issued shares of the common stock and the appropriate SEC filings shall authorize said reverse stock split. Pursuant to the above stock issuance to Advanced Fluid Technologies, the assets listed in the Agreement will be transferred to the Company.

As of June 15,2007 these shares had not been issued to AFT and their oxygenated water asserts had not been transferred to the Company. Should the agreement not be consummated, the debt in question (note receivable from Advanced Fluid Technologies) will be payable 12 months from the time the Agreement becomes nullified at its prescribed interest rate of 7% per annum.

GLOBAL's registration statement, with the Security and Exchange Commission, was accepted on July 16, 2001 and it is a reporting company. It is presently in the process of re-applying to allow it to be traded publicly, on a North American Stock Exchange.

A May 15, 2006 meeting of the Board of Directors of Global Biotech Corp. appointed Perry Choiniere as a Director and the new Chief Operating Officer, Jean Pierre Robichaud as a Director and the new V.P. of Sales and Marketing, Dr. Pierre Marois as Chief Scientific Officer and a Director and Eric Sonigo as the new V.P. of Production.

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


Year ended November 30, 2006 compared to November 30, 2005



In 2005 we had administrative salaries of $95,000 and no salaries in 2006.

We sold 3,500,000 investment shares in 2005 and realized a gain of $278,433. We utilized the funds received from our share sales to pay our administrative salaries, pay down some of our notes payable and in exchange for a note receivable. We did not have any share sales in 2006.

We had net interest expense, on our outstanding notes, of $22,324 in 2005 and $26,787 in 2006.

As a result of the foregoing we had a loss of $47,203 in 2006 and net income of $142,417 in 2005.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2006 the company had negative working capital of $213,026. We expect that our cash needs for the fiscal year ending November 30, 2007 will be $300,000. Additional capital and/or borrowings will be necessary. Management anticipates generating revenue through sales during the next fiscal year. The officers and directors or the company have indicated their commitment to fund the operations of the organization during the next fiscal year until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead, though there is no guarantee that this commitment will be met.

Effect of Recent Accounting Pronouncements.

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments." This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." This
Statement:
     a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation
     b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133
     c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation
     d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives
     e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of the fiscal year, provided the Company has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that the Company holds at the date of adoption on an instrument-by-instrument basis.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after December 31, 2006. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

In March 2006, the FASB issued SFAS 156, "Accounting for Servicing of Financial Assets." This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:
     a. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.
     b. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
     c. Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.

     d. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a service elects to subsequently measure at fair value.
     e. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after December 31, 2006. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109 and provides guidance on recognizing, measuring, presenting and disclosing in the financial statements tax positions that a company has taken or expected to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company at this time has not evaluated the impact, if any, of adopting FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company at this time has not evaluated the impact, if any, of SFAS 157 on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the Company's fiscal year ending November 30, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company's fiscal year ending November 30, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 158 and does not expect that it will have a material impact on its financial statements.

In September 2006, the United States Securities and Exchange Commission ("SEC"), adopted SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheets and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on the Company's results of operations or financial position.



ITEM 7. Financial Statements.

The financial statements are included at the end of this Annual Report, after the signature page.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Change in Certifying Accountant

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

ITEM 9

Director and Executive Officers

a) Directors and Executive Officers

Name                      Age      Title

Louis Greco               52       President-Director
Perry Choiniere           43       Chief Operating Officer - Director
Jean Pierre Robichaud     53       Vice President - Sales & Marketing-Director
Dr. Pierre Marois         56       Chief Scientific Officer - Director
Eric Sonigo               40       Vice President Production
Paolo Mori                62       Director


Louis Greco, President - Director

Louis Greco received his B. Comm from McGill University in Montreal, Canada in 1974. Mr. Greco has been involved with a variety of consumer oriented industries in his 30 years in business. He has experience in the fiscal area, having been a branch manager of the National Bank from 1975-1980. During the next decade, to 1990, he was the manager of a chain of video outlets, as well as being involved with the Company's sales. From 1990 to 1995, he co-owned a retail food establishment. Between 1996 and present he has worked as sales consultant to the national divisions of 2 multinational office technology corporations. Minolta (Canada) and Panasonic (Canada). Mr. Greco's management, sales and financial skills will greatly aid GLOBAL.

Perry Choiniere           Chief Operating Officer - Director

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

Dr. Pierre Marois         Chief Scientific Officer - Director

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

Jean Pierre Robichaud     Vice President - Sales & Marketing-Director

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

Eric Sonigo               Vice President Production

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


Paolo Mori - Director

Paolo Mori is a highly successful businessman in Quebec, Canada. Mr. Mori has been involved in real estate development and construction for the past number of years. His financial acumen will help him evaluate GLOBAL's fiscal position and strengthen its overall business structure.

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

f) Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities ("ten-percent shareholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent shareholders also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended November 30, 2006, all of our officers, directors and ten-percent shareholders complied with the Section 16(a) reporting requirements.

ITEM 10 EXECUTIVE COMPENSATION

(a) General
                                                                 Long-term
Name                               Year      Salary     Bonus    compensation
Anthony Ierfino                    2004      $40,000    0        0
CEO, President-Director

Anthony Ierfino                    2005      $95,000    0        0
(former CEO, President-Director)

                                   2006       0         0        0

None of the other current or past Officers or Directors received any compensation during fiscal 2004, 2005 or 2006.

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

(f) Report on Repricing of options/SAR

None

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 15,2007, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for

          o Each person known by us to own beneficially more than five (5%)percent of our outstanding common stock,
          o    Each of our officeers and directors and
          o    All of our officers and directors as a group.

Name                                        Number Of Shares Owned    % of Total
                                            Beneficially
First Link Associates                       13,700,000                27.81%
362 Road Town
Tortola, British Virgin Islands
(Represented by Valentin Cimpan)

Jomuc Holdings                               9,100,000                18.47%
1623 Buttonwood Bay
Belize City, Belize
(Represented by J. Muccari)

Arrangedcap Corp.                            7,900,000                16.04%
Corporate Center
Bush Hills, Barbados
(Represented by F. Minsky)

Item 12. Certain Relationships and Related Transactions.

None

Item 13. Financial Statements and Exhibits.

(a) List of Financial statements filed herewith

GLOBAL BIOTECH CORP.
(A company in the development stage)

Report of Independent Registered Accounting Firm

Balance Sheet November 30, 2006

Statement of Operations Year ended November 30, 2006, November 30, 2005 and from inception to November 30, 2006

Statement of Shareholders' Equity From inception to November 30, 2006

Statement of Cash flows years ended November 30, 2006 and November 30, 2005 and from inception to November 30, 2006

Summary of Significant Accounting Policies year ended November 30, 2006

Notes to the Financial Statements year ended November 30, 2006

(b) List of Exhibits.

Reports on Form 8-K

Material Agreement
Appointment, resignation of officers/directors

Change in certifying accountant

Item 14. Principal Accountant Fees and Service

Audit Fees

For the fiscal year ended November 30, 2006, the aggregate fees billed for professional services rendered by Chang G. Park, CPA ("independent auditors") for the audit of the Company's annual financial statements totaled approximately $5,000.

Financial Information Systems Design and Implementation Fees

For the fiscal year ended November 30, 2006 there were $-0- in fees billed for professional services by the Company's independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

For the fiscal year ended November 30, 2006 there was $0 in fees billed for other service.



Sarbane Oxley Declarations



                                   SIGNATURES

In accordance with the requirement of the Securities Exchange Act, this Annual Report or Amendment was signed by the following persons in the capacities and on the dates stated:



                                   GLOBAL BIOTECH CORP.

Date: June 15, 2007                /s/ Louis Greco
                                   ---------------------------
                                   Louis Greco, President, Director
                                   (Principal Executive and Financial Officer)

                           Chang G. Park, CPA, Ph. D.
             o 371 E STREET o CHULA VISTA o CALIFORNIA 91910-2615 o
       o TELEPHONE (858)722-5953 o FAX (858)408-2695 o FAX (858)764-5480 o
                         o E-MAIL changgpark@gmail.com o

--------------------------------------------------------------------------------

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


To the Board of Directors and Stockholders
Global Biotech Corp.
(Formerly Comp-Soft Corp.)
(A Development Stage Company)


We have audited the accompanying balance sheet of Global Biotech Corp. (formerly Comp-Soft Corp.) (A Development Stage "Company") as of November 30, 2006 and the related statements of operation, changes in shareholders' equity and cash flows for the year then ended, and for the period of November 2, 1998 (inception) to November 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of November 30, 2005, and for the period November 2, 1998 (inception) to November 30, 2005 were audited by other auditors whose report dated April 24, 2006, expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Biotech Corp. as of November 30, 2006, and the result of its operation and its cash flows for the year then ended and for the period of November 2, 1998 (inception) to November 30, 2006 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/Chang Park
--------------------
CHANG G. PARK, CPA

June 19, 2007
San Diego, CA. 91910


        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                                 Balance Sheets

--------------------------------------------------------------------------------
                                     ASSETS

                                                      As of            As of
                                                   November 30,     November 30,
                                                      2006             2005
                                                      ----             ----
CURRENT ASSETS
Cash                                               $     83         $     --
Accounts receivable                                      --           35,967

Notes receivable - related parties                  394,243          385,934

Total Current Assets                               --------          -------
                                                    394,326          421,901

                                                   --------         --------
TOTAL ASSETS                                       $394,326         $421,901
                                                   ========         ========






                      See Notes to the Financial Statements

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                                 Balance Sheets

--------------------------------------------------------------------------------

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

                                                      As of            As of
                                                   November 30,     November 30,
                                                      2006             2005
                                                      ----             ----
CURRENT LIABILITIES
Accounts payable                                   $  30,187        $  37,183
Notes payable - (related party)                          212               --
Notes payable                                        576,953          551,541

                                                   ---------        ---------
Total Current Liabilities                            607,352          588,724

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock $0.0001 par value, 70,000,000
Shares authorized: 49,265,500 shares issued
and outstanding as of November 30,
2006 and 48,265,500 as of November 30, 2005            4,927            4,827
Paid-in capital                                      628,302          627,402
Deficit accumulated during the development stage    (846,255)        (799,052)
                                                   ---------        ---------
Total Stockholders' (Deficit)                       (213,026)        (166,823)
                                                   ---------        ---------
TOTAL LIABILITIES
& STOCKHOLDERS' (DEFICIT)                          $ 394,326        $ 421,901
                                                   =========        =========





                      See Notes to the Financial Statements

                                        GLOBAL BIOTECH CORP.
                                    (A Development Stage Company)
                                      Statements of Operations
--------------------------------------------------------------------------------------------------
                                                                                  November 2, 1998
                                                                                   (inception)
                                            Year Ended        Year Ended              through
                                            November 30,      November 30,          November 30,
                                               2006             2005                   2006
                                               ----             ----                   ----

REVENUES                                    $         --      $         --             944,811

Costs of revenues                                     --                --            (603,063)
                                            ------------      ------------        ------------
GROSS PROFIT                                          --                --             341,748

OPERATING COSTS
Bad debt expense                                  22,467                --             120,844
Licensing rights                                      --                --             700,000
Depreciation expense                                  --            13,868              73,274
Marketing expense                                     --                --             236,266
Professional fees                                  2,500               500             136,924
Selling, general and
administrative expense                             7,022            99,324             266,824

                                            ------------      ------------        ------------
Total Operating Costs                             31,989           113,692           1,534,132
                                            ------------      ------------        ------------
OPERATING (LOSS)                                 (31,989)         (113,692)         (1,192,384)

OTHER INCOME & (EXPENSES)
Interest income                                   12,125            19,017              99,241
Other income                                      11,573                --              81,052
Interest expense                                 (38,912)          (41,341)           (202,519)
Write-down of leasehold improvements                  --                --              (2,663)
Write-up of notes receivable,
related parties                                       --                --              11,435
Gain on sale of investment                            --           278,433             359,583
                                            ------------      ------------        ------------
Total Other Income & (Expenses)                  (15,214)         (256,109)            356,129
                                            ------------      ------------        ------------

NET INCOME (LOSS)                           $    (47,203)     $    142,417        $   (846,255)
                                            ============      ============        ============
BASIC EARNINGS (LOSS) PER SHARE             $      (0.00)     $       0.00
                                            ============      ============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                     48,765,500        48,265,500
                                            ============      ============



                      See Notes to the Financial Statements

                                                        Global Biotech Corp.
                                                    (A Development Stage Company.)
                                                 Statements of Stockholders' Equity
                                      From November 2, 1998 (inception) through November 30, 2006
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Deficit
                                                                          Additional      Stock       Accumulated
                                                Common      Common         Paid-in     Subscription   During the        Total
                                                Shares       Stock         Capital      Receivable    Development
                                                                                                         Stage
---------------------------------------------------------------------------------------------------------------------------------
Balance, November 30, 1998                             -      $       -   $       -     $       -       $       -    $        -

Stock issued on April 30, 2000
for cash                                      10,400,000          1,040     258,961      (103,739)                      156,262

Stock issued on April 30, 2000
for settlement of equipment purchase             600,000             60      14,940                                      15,000

Stock issued May 29, 2000 in exchange for
5,000,000 shares of Millenia Hope, Inc        35,700,000          3,570     125,908                                     129,478

May 31, 2000 - collection on subscription                                                  20,408                        20,408

June 30, 2000 - collection on subscription                                                 83,331                        83,331

Net loss form November 2, 1998 (inception)
to November 30, 2000                                                                                      (69,231)      (69,231)

---------------------------------------------------------------------------------------------------------------------------------
 Balance,  November 30, 2000                  46,700,000          4,670     399,809             -         (69,231)      335,248
---------------------------------------------------------------------------------------------------------------------------------

 Stock issued on September 15, 2001
 for cash                                         30,000              3     119,997      (120,000)                            -

 Stock issued on November 21, 2001
 for cash                                        380,000             38     189,962      (190,000)                            -

 Net loss for the year ended
 November 30, 2001                                                                                         (1,679)       (1,679)

---------------------------------------------------------------------------------------------------------------------------------
 Balance,  November 30, 2001                  47,110,000          4,711     709,768      (310,000)        (70,910)      333,569
---------------------------------------------------------------------------------------------------------------------------------

 Stock issued December 5, 2001 in exchange
 for payment of consulting fees                   82,500              8      16,492                                      16,500

 Stock issued May 13, 2002 in exchange
 for professional fees                           205,200             21      51,354                                      51,375

 September 4, 2002 collection on subscription                              (112,500)      112,500                             -

 Stock issued October 14, 2002 in exchange
 for payment of consulting fees                   10,000              1       1,999                                       2,000

 November 10, 2002 collection on subscription                               (95,000)       95,000                             -

 Net loss for the year ended
 November 30, 2002                                                                                       (141,693)     (141,693)

---------------------------------------------------------------------------------------------------------------------------------
 Balance,  November 30, 2002                  47,407,700          4,741     572,113      (102,500)       (212,603)      261,751
---------------------------------------------------------------------------------------------------------------------------------

 Rounding                                            300

 Stock issued December 1, 2002 in exchange
 for marketing expense                           250,000             25      24,975                                      25,000

 February 28, 2003 collection on subscription                                              23,750                        23,750

 May 31, 2003 collection on subscription                                                   23,750                        23,750

 August 31, 2003 collection on subscription                                                23,750                        23,750

 Stock issued October 20, 2003 in exchange
 for marketing expense                           350,000             35      17,465                                      17,500

 Stock issued October 20, 2003 in exchange
 for notes payable                               257,500             26      12,849                                      12,875

 November 30, 2003 collection on subscription                                              31,250                        31,250

 Net loss for the year ended
 November 30, 2003                                                                                       (715,903)     (715,903)

---------------------------------------------------------------------------------------------------------------------------------
 Balance,  November 30, 2003                  48,265,500          4,827     627,402             -        (928,506)     (296,277)
---------------------------------------------------------------------------------------------------------------------------------

 Net loss for the year ended
 November 30, 2004                                                                                              -             -

---------------------------------------------------------------------------------------------------------------------------------
 Balance,  November 30, 2004                  48,265,500          4,827     627,402             -        (928,506)     (296,277)
---------------------------------------------------------------------------------------------------------------------------------

 Net lncome for the year ended
 November 30, 2005                                                                                              -             -

---------------------------------------------------------------------------------------------------------------------------------
 Balance,  November 30, 2005                  48,265,500      $   4,827   $ 627,402     $       -      $ (928,506)   $ (296,277)
=================================================================================================================================

                      See Notes to the Financial Statements


                                                  GLOBAL BIOTECH CORP.
                                             (A Development Stage Company)
                                        Statements of Stockholders' Equity (Deficit)
                                 From November 2, 1998 (inception) through November 30, 2006
-------------------------------------------------------------------------------------------------------------------------



Stock issued March 1, 2006
In exchange for services            1,000,000             100          900             -           -            1,000

Net (loss) for the year end
November 30, 2006                           -               -            -             -     (47,203)         (47,203)
                                  ---------------------------------------------------------------------------------------

                                   49,265,500      $    4,927     $628,302     $       -   $(846,255)      $ (213,026)
                                  =======================================================================================


                     See Notes to the Financial Statements

                                                 GLOBAL BIOTECH CORP.
                                            (A Development Stage Company)
                                               Statements of Cash Flows

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           November 2, 1998
                                                                                                              (inception)
                                                                     Year Ended        Year Ended               through
                                                                    November 30,       November 30,          November 30,
                                                                        2006              2005                   2006
                                                                        ----              ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

      Net income (loss)                                             $   (47,203)       $   142,417           $  (846,255)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
      Depreciation expense                                                    -             13,868                73,274
      Common stock issued for services                                    1,000                  -               113,375
      Gain on sale of Ivestment                                               -           (278,433)             (359,583)
      Write-down of leasehold improvements                                    -                  -                 2,663
      Write-off accounts payable                                        (11,573)                                 (11,573)
      Write-down of notes receivable                                     22,467                  -                11,032
      Accrued interest expense - note payable                            38,912                  -               106,531
      Accrued interest income - notes receivable                        (12,125)           (19,017)              (97,531)
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                               -             54,000               (35,967)
     (Increase) decrease in notes receivable                                  -           (161,624)             (470,640)
      Increase (decrease) in accounts payable                             8,393             (2,000)               45,576
                                                                    -----------        -----------           -----------

     Net Cash Provided by (Used in) Operating Activities                   (129)          (250,789)           (1,469,098)

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

     Net sale (purchase) of fixed assets                                      -                  -               (60,937)
     Proceeds from sale of investment shares                                  -            369,061               489,061
                                                                    -----------        -----------           -----------

     Net Cash Provided by (Used in) Investing Activities                      -            369,061               428,124

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

  Issuance of common stock                                                    -                  -               156,262
  Payment of common stock subscription receivable                             -                  -               206,239

  Proceeds from notes payable                                               212           (118,321)              678,556
                                                                    -----------        -----------           -----------

  Net Cash Provided by (Used in) Financing Activities                       212           (118,321)            1,041,057
                                                                    -----------        -----------           -----------

  Net Increase (Decrease) in Cash                                            83                (49)                   83

  Cash at Beginning of Year                                                   -                 49                     -
                                                                    -----------        -----------           -----------

  Cash at End of Year                                               $        83        $         -           $        83
                                                                    ===========        ===========           ===========

SUPPLEMENTAL DISCLOSURES OF NON CASH
ACTIVITIES

Offset accounts receivable and notes payable                        $    13,500
Offset Notes receivable and accounts payable                              3,815
                                                                    -----------
Total                                                               $    17,315
                                                                    ===========


                     See Notes to the Financial Statements

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2006


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS


     GLOBAL BIOTECH CORP. (the "Company") was incorporated in the State of Delaware on November 2, 1998 to be an Application Service provider in the E-Health sector. On March 5, 2003 this business was sold and the Company attempted to enter the vehicle tracking market, unsuccessfully. On February 25, 2005 that attempt was discontinued. As of November 30, 2006 the Company has a signed Agreement to acquire assets pursuant to entering the oxygenated bottled water market. This agreement has not yet been fulfilled, pursuant to some of its provisions.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company's policy is to use the accrual method of accounting to prepare and present financial statements, which conforms to generally accepted accounting principles ("GAAP'). The company has elected a November 30, year end.

b. Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less and bank indebtedness to be cash and cash equivalents. Highly liquid investments are valued at quoted market prices.

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

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2006


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

f. Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted cash flows, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of such assets. Management believes that there were no such impairments of at November 30, 2006.

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2006


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

g. Revenue Recognition and Deferred Revenue

The Company's revenues recognized to November 30, 2006 were software consultation. Revenue, in respect of all services described, is recognized on completion of services, when collectability is reasonably assured.


h. Foreign Currency Exchange

Foreign currency accounts have been translated as follows:
     o    Monetary items - at exchange rates in effect at the balance sheet date
     o Non-monetary item - at exchange rates in effect o the dates of transactions
     o Revenue and expenses - at average exchange rate prevailing during the year.
Gains and losses arising from foreign currency translation are included in income.

i. Earning (Loss) Per Share

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



j. Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." SFAS No. 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R (1) revises SFAS No. 123, "Accounting for Stock-Based Compensation," (2) supersedes Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and (3) establishes fair value as the measurement objective for share-based payment transactions.

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                            As of November 30, 2006)


 RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2006


require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2006


NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $47,203 for the year ended November 30, 2006 and a net loss of $846,255during the period from November 2, 1998 (inception) through November 30, 2006. At November 30, 2006 the Company had negative working capital of $213,026 and a stockholders 'deficit of $213,026. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certain shareholders and directors have committed to fund any operating cash flow shortages during the next fiscal year until the organization can generate sufficient funds from operations to meet current operating expenses and overhead, although there is no guarantee that this commitment will be met.

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2006


NOTE 4. NOTES RECEIVABLE

As of November 30, 2006 the Company had $394,243 in notes receivable. The notes receivable are unsecured; bear interest at 7% per annum and are due by May 31, 2009.

                                             November 30,           November 30,
                                                2006                   2005

Advanced Fluid Technologies
(periodic loans                              $216,261               $216,261
to Advanced Fluid, all
prior to Dec. 1, 2004)

Anthony Ierfino
(funds due from the sale of
shares of investment                         $177,982               $169,673
in other companied to Mr. Ierfino at
 a premium to market price)                  -------------------------------
                                             $394,243               $385,934
                                             -------------------------------


NOTE 5. GAIN ON SALES OF INVESTMENT

On May 29, 2000 the Company issued 35,700,000 shares of common stock to Millenia Hope inc. in exchange for 5 million shares of common stock of Millenia Hope Inc. and 5 million warrants which expired, unexercised, as of November 30, 2004. The 5 million shares were valued at 129,478 based on the cost of the assets acquired by Millenia Hope Inc. from the Company at the time and not the fair market value of the shares The valuation of this investment from period to period, has been based on the original valuation.



                                          As of November 30,     As November 30,
                                                2006                  2005

# of shares owned by the Company                     -                    -

Proceeds from Sale of Shares                 $       -             $369,061


Cost of Shares                                       -               90,628
                                             ------------------------------

Gain on Sale of shares                       $       -             $278,433
                                             ------------------------------

                              Global Biotech Corp.
                           (Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2006


NOTE 6. PROPERTY & EQUIPMENT

Property is stated at cost. Additions, renovations, and improvements are capitalized. Maintenance and repairs, which do not extend asset lives, are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives ranging from 27.5 years for commercial rental properties, 5 years for tenant improvements, and 5 - 7 years on furniture and equipment.

                                              November 30,          November 30,
                                                 2006                  2005
                                              ----------------------------------
     Computer equipment                       $ 72,219              $ 72,219
                                              --------              --------
                                              $ 72,219              $ 72,219
     Less Accumulated Depreciation             (72,219)              (72,219)
                                              --------              --------
     Net Property and Equipment               $      0              $      0
                                              ==================================

NOTE 7. BASIC & DILUTED INCOME / (LOSS) PER COMMON SHARE

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

                                              November 30,          November 30,
                                                 2006                  2005
                                              ----------------------------------
Net income (loss) from operations             $    (47,203)       $    142,417

Basic income / (loss) per share               $       0.00        $      (0.00)
                                              ==================================
Weighed average number of shares outstanding    48,765,500          48,265,500
                                              ==================================

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2006

NOTE 8. NOTES PAYABLE

Note payable as of November 30, 2006 consist of the following:

Note payable to Millenia Hope, Inc. unsecured, with annual interest rate 7%.

                                               2006                 2005
                                             ------------------------------

                                             $576,953              $551,541
                                             --------              --------

NOTE 9. NOTE PAYABLE - RELATED PARTY

Note payable to a related party, unsecured,
with annual interest rate of 7%.               2006                 2005
                                             ------------------------------

                                               $212                 $  0
                                               ----                 ----


NOTE 10. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

At November 30, 2006 the Company had net operating losses carry-forward of $700,000. The tax benefits resulting for these losses have been estimated as follows:
                                                November 30, 2006
                                                -----------------
Gross income tax benefit                            $ 287,727
Valuation allowance                                  (287,727)
                                                    ---------
Net income tax benefit                              $       0
                                                    =========

Deficit - December 1, 2005                          $(799,052)
Net Loss for Year ended November 30, 2006             (47,203)
                                                    ---------
Deficit - November 30, 2006                         $(846,255)
                                                    =========

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2006


NOTE 10. INCOME TAXES (CONTINUED)

The net operating loss expires twenty years from the date the loss was incurred. In accordance with SFAS 109 paragraph 18 the Company has reduced its deferred tax benefit asset by a valuation allowance due to negative evidence that has caused the Company to feel it is more likely than not that some portion or all of the deferred tax asset will not be realized. No portion of the valuation allowance will be allocated to reduce goodwill or other non-current intangible asset of an acquired entity. There are no temporary differences or carry-forward tax effects that would significantly effect the Companies deferred tax asset.

Utilization of the net operating losses and credit carry-forwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. None of the valuation allowance recognized was allocated to reduce goodwill or other non-current intangible assets of an acquired entity or directly to contributed capital.

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

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2006


NOTE 11. STOCK TRANSACTIONS (CONTINUED)

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

On March 1, 2006 the Company issued 1,000,000 shares of common stock in settlement of services of $1,000.

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2006


As of November 30, 2006 the Company had 49,265,500 shares of common stock issued and outstanding


NOTE 12. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2006 and 2005:

Common stock, $ 0.0001 par value; 70,000,000 shares authorized; 49,265,500 shares issued and outstanding in 2006 and 48,265,500 in 2005.

NOTE 13. SIGNIFICANT EVENTS

On March 5, 2003, the Company signed an agreement with its parent company to re-acquire all of its issued common shares held by the parent company, this being 30.7 million common shares. In exchange for such shares, the Company issued a note payable to its former parent company for $700,000, due no later than November 30, 2008. A portion of this amount was allocated to reduce the note receivable parent company. In addition, the Company transferred all rights and ownership of the Application Service Provider in the E-Health Sector business to the parent company.


As the Company's efforts to enter the vehicle tracking business has been unsuccessful, the Company has entered into a provisional agreement with Advance Fluid Technologies, Inc., a Delaware Corporation via a letter of Intent, to acquire assets from the latter corporation, pursuant to entering the bottled water, more specifically the oxygenated bottled water market.

On August 26, 2005 the Company finalized this agreement with Advanced Fluid Technologies (AFT) to purchase their to be patented oxygenation unit and all technical know how, intellectual properties, methodologies and all information pertaining to the following: the fixation of the oxygen molecule to water or any other fluid and/or to the building and maintenance of the oxygenation unit. Furthermore, all trademarks for the name AquaBoost Oxygenated Water, currently in force in the U.S., Canada, and Mexico and the right to use and register said name globally, were transferred to the Company. Also, included was a distribution contract between Advanced Fluid Technologies and ImporTadora Comercializadora Maple S.A. of Mexico, which Advanced Fluid transferred to the Company.

Purchase price, for all the aforementioned assets, is a combination of debt this being the $ 216,000 due by AFT to the Company in a note payable as of August 26, 2005, and 20 million post reverse-stock split of the Company's common shares. The Company agreed to reverse split its common shares by a ratio of 10:1. The approval by the holders of a majority of the issued shares of the common stock and the appropriate SEC filings shall authorize said reverse stock split.

                              Global Biotech Corp.
                           (Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2006


Pursuant to the above stock issuance to Advanced Fluid Technologies, the assets listed in the Agreement will be transferred to the Company.

As of June 15, 2007 these shares had not been issued to AFT and their oxygenated water assets had not been transferred to the Company.

Should the agreement not be consummated, the debt in question (note receivable from Advanced Fluid Technologies) will be payable 12 months from the time the Agreement becomes nullified at its prescribed interest rate of 7% per annum.