Form 10QSB
period 2007-02-28
Global Biotech Corp.
filed 2007-06-22
CIK 1126162

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM -10QSB

     QUARTARLY REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 2007

                          Commission file number 0-33271


                              GLOBAL BIOTECH CORP.
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


                                 (514) 935-8589
                 Issuer's Telephone Number Including Area Code)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 15, 2007 Issuer had 49,265,500 outstanding shares of Common Stock.

                                      INDEX

PART I:  FINANCIAL INFORMATION


        Item 1.  Financial Statements                                          3

Balance sheet (Unaudited) at February 28, 2007, November 30,. 2006             3
Statements of Operations (Unaudited) for the Three months ended
February 28, 2007 and February 28, 2006 and from Inception
(November 2, 1998) to February 28, 2007.                                       4
Statement of Cash Flows (Unaudited) for the Three months ended
February 28, 2007 and February 28, 2006 and from Inception
(November 2, 1998) to February 28, 2007.                                       5
Notes to the Financial Statements  (Unaudited).                                6

        Item 2.  Plan of Operations                                            8

        Item 3.  Controls and Procedures                                      10

PART II:  OTHER INFORMATION

        Item 2.  Sales of Unregistered securities                             12

        Itme 6.  Exhibits and Reports on Form

SIGNATURES                                                                    12

                                      GLOBAL BIOTECH CORP.
                                  (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET AT FEBRUARY 28 2007
                                           (UNAUDITED)

                                             ASSETS
                                             ------
                                                                        Feb. 28, 2007      Nov. 30, 2006
Current Assets
  Cash                                                                    $     234          $      83


  Notes Receivable - related party                                          397,358            394,243
                                                                          ---------          ---------

  Total current assets                                                      397,592            394,326
                                                                          =========          =========

Total Assets                                                              $ 397,592          $ 394,326
                                                                          =========          =========

                            LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
  Accounts payables  and accrued liabilities                              $  31,187          $  30,187
  Notes Payable related party                                                   382                212

  Notes Payable                                                             587,050            576,953
                                                                          ---------          ---------

  Total current liabilities                                                 618,619            607,352
                                                                          ---------          ---------
Stockholders' (Deficit)
  Common stock,  $.0001 par values authorized
           70,000,000 shares: issued and
           outstanding 49,265,500 - November 30, 2006
           and February 28, 2007                                              4,927              4,927
  Paid in capital                                                           628,302            628,302
  Deficit accumulated during the development stage                         (854,256)          (846,255)
                                                                          ---------          ---------

  Total Stockholders' (Deficit)                                            (221,027)          (213,026)
                                                                          ---------          ---------
  Total liabilities and Stockholders' (Deficit)                           $ 397,592          $ 394,326
                                                                          =========          =========

See the accompanying notes to financial statements.

                                                  GLOBAL BIOTECH CORP.
                                              (A DEVELOPMENT STAGE COMPANY)
                                                 STATEMENT OF OPERATIONS
                                       FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007
                                                  AND FEBRUARY 28 2006
                                  FORM INCEPTION (NOVEMBER 2 1998) TO FEBRUARY 28, 2007
                                                       (UNAUDITED)

                                                                                                           From inception
                                                               Three Months            Three Months        (Nov. 30, 1998)
                                                         Ended Feb. 28, 2007      Ended Feb. 28, 2006      to  Feb. 28, 2007

Revenues:                                                    $          -             $          -           $    944,811

Cost of Revenues:                                                       -                        -                603,063
                                                             ------------             ------------           ------------
                                                                        -                        -                341,748
Operating Expenses:
  Licensing rights                                                      -                        -                700,000
  Marketing                                                             -                        -                236,266
  Rent                                                                  -                        -                 37,305
  Professional Fees                                                 1,000                        -                137,924
  Selling, general and administrative expenses                         19                        -                423,656
                                                             ------------             ------------           ------------
Total Operating Expenses                                            1,019                        -              1,535,151

                                                             ------------             ------------           ------------
(Loss) before other income (expense)                               (1,019)                       -             (1,193,403)

Other income (expense):
  Other income                                                          -                        -                 81,052
  Interest income                                                   3,115                    2,969                102,356
  Interest Expense                                                (10,097)                  (9,652)              (212,616)
  Gain on Sale of Investment                                            -                        -                359,583
  Write down - leashold improvements                                    -                        -                 (2,663)
  Write down - Notes receivable                                         -                        -                 11,435
                                                             ------------             ------------           ------------

  Total other income (Expense)                                     (6,982)                  (6,683)               339,147

Net (Loss)                                                   $     (8,001)            $     (6,683)          $   (854,256)
                                                             ============             ============           ============

Basic weighted average common shares outstanding               49,265,500               48,265,500
                                                             ============             ============

Basic (Loss) per common share                                $      (0.00)            $      (0.00)
                                                             ============             ============

See the accompany notes to financial statements.

                                                       GLOBALBIOTECH CORP.
                                                  (A DEVELOPMENT STAGE COMPANY)

                                                     Statement of Cash Flows
                               For the Three Months Ended February 28, 2007 and February 28, 2006
                                     From inception (November 2, 1998) to February 28, 2007
                                                           (Unaudited)

                                                                   Three months ended              From Inception (Nov. 2, 1998)
                                                          February 28,2007    February 28, 2006    to February 28, 2007

--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income (loss)                                       $    (8,001)        $    (6,683)                        $  (854,256)
Adjustments to reconcile net loss to net cash
used in operating activities
    Depreciation expense                                              -                   -                              73,274
    Common stock issued for services                                  -                   -                             113,375
    Gain on sale of Investment                                        -                   -                            (359,583)
    Write off -  accounts payable                                     -                   -                             (11,573)
    Write down of leasehold improvements                              -                   -                               2,663
    Write down of notes receivable                                    -                   -                              11,032
    Accrued interest expense - note payable                      10,097                   -                             116,628
    Accrued interest income - note receivable                    (3,115)             (2,969)                           (100,646)
Changes in operating assets and liabilities
    (Increase) Decrease  - accounts receivable                        -              13,500                             (35,967)
    (Increase) Decrease in notes receivable                           -                   -                            (470,640)
    Increase (decrease) - accounts payable                        1,000                   -                              46,576
===============================================================================================================================
Net Cash Provided by (used in) Operating Activities                 (19)              3,848                          (1,469,117)
===============================================================================================================================

Cash Flows from Investing Activities
Net sale (purchase of fixed assets                                    -                   -                             (60,937)
Proceeds from sale of investment shares                               -                   -                             489,061
===============================================================================================================================
Net Cash Provided by (used in) Investing Activities                   -                   -                             428,124
===============================================================================================================================


Cash Flows from Financing Activities
    Issue of Common stock                                             -                   -                             156,262
    Payment of common stock subscription receivable                   -                   -                             206,239

    Proceeds from notes payable                                     170              (3,848)                            678,726
===============================================================================================================================
Net Cash provided by  (used in) Financing Activities                170              (3,848)                          1,041,227
===============================================================================================================================

Net Increase (Decrease) in Cash                                     151                   -                                 234

Cash at Beginning of Year                                            83                   -                                   -
===============================================================================================================================
Cash at End of Year                                                 234         $         -                         $       234
===============================================================================================================================

Supplemental Cash Flow Disclosures:

Cash paid during period for interest

Cash paid during period for taxes

===============================================================================================================================
See accompanying notes to Financial Statements

                              GLOBAL BIOTECH CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                FEBRUARY 28, 2007
                                   (UNAUDITED)


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

These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included for the year ended November 30, 2006 for GLOBAL BIOTECH CORP. on form 10 KSB as filed with the Securities and Exchange Commission.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported net loss of $8,001 for the three months ended Feb 28, 2007 as well as reporting net losses of $854,256 from inception (November 2, 1998) to February 28, 2007. As reported on the statement of cash flows, the company had deficient cash flows from operating activities of $19 for the three months ended February 28, 2007 and has reported deficient cash flows from operating activities of $1,469,117 from inception (November 2, 1998) to February 28, 2007. To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $260,000 and notes payable, $678,726 principally related party debt.

                              GLOBAL BIOTECH CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                FEBRUARY 28, 2007
                                   (UNAUDITED)


NOTE 4. SIGNIFICANT EVENTS

As the Company's efforts to enter the vehicle tracking business has been unsuccessful, the Company has entered into a provisional agreement with Advance Fluid Technologies, Inc., a Delaware Corporation via a letter of Intent, to acquire assets from the latter corporation, pursuant to entering the bottled water, more specifically the oxygenated bottled water market.

On August 26, 2005 the Company finalized this agreement with Advanced Fluid Technologies to purchase their to be patented oxygenation unit and all technical know how, intellectual properties, methodologies and all information pertaining to the following: the fixation of the oxygen molecule to water or any other fluid and/or to the building and maintenance of the oxygenation unit. Furthermore, all trademarks for the name AquaBoost Oxygenated Water, currently in force in the U.S., Canada, and Mexico and the right to use and register said name globally, are to be transferred to the Company.

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

The Company will also attempt to engage in partnering with other beverage distributors or leasing its technology for royalties in those regions and for those products where it will not negatively impact on potential AquaBoost(TM) sales.

GLOBAL BIOTECH CORP. (formerly Sword Comp-Soft Corp.) was incorporated in November 1998 as an (ASP) Application Service Provider, specializing in the E-Healthcare sector.

On May 29, 2000 Millenia Hope Inc. acquired 35,700,000 shares of GLOBAL in exchange for 5,000,000 common shares, valued at $129,478 and 5,000,000 warrants, entitling the registered holder thereof to purchase at any time from that date for a period of three years, one share of common stock at a price of two dollars. As of March 5, 2003 this business was sold along with the assumption of a note payable in the amount of $700,000 to Millenia Hope Inc., its former parent corporation. In exchange, GLOBAL received 30.7 million shares of its outstanding common shares held by Millenia Hope Inc. Subsequently, GLOBAL acquired the exclusive 10 year North American licensing rights to market a unique vehicle tracking model from First Link Assoc. in exchange for 30.7 million of its common shares.

GLOBAL's vehicle tracking system was supposed to seamlessly tie together wireless communications and the Internet with global positioning technology to link vehicles to a world of unlimited wireless services. As of February 24, 2005, GLOBAL's Board of Directors concluded that its attempt to enter the vehicle tracking business was unsuccessful and entered into a provisional agreement, with Advanced Fluid Technologies Inc. (AFT), a Delaware corporation, to acquire assets from the latter corporation pursuant to entering the bottled water, more specifically, the oxygenated bottled water market. On August 26, 2005 the Company finalized this agreement with Advanced Fluid Technologies to purchase their to be patented oxygenation unit and all technical know how, intellectual properties, methodologies and all information pertaining to the following: the fixation of the oxygen molecule to water or any other fluid and/or to the building and maintenance of the oxygenation unit. Furthermore, all trademarks for the name AquaBoost Oxygenated Water, currently in force in the U.S., Canada, and Mexico and the right to use and register said name globally, are to be transferred to the Company.

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

GLOBALS's registration statement, with the Security and Exchange Commission, was accepted on July 16, 2001 and it is a reporting company. It is presently in the process of applying to allow it to be traded publicly, on a North American Exchange.

Three months ended February28, 2007 compared to 2006.

Selling, General and administrative in 2007 was $1,019 and $0 in 2006. We had net interest expense, on our loans, of $6,982 in 2007 and $6,683 in 2006.


As a result of the above, we had a net loss of $6,683 in 2006 and $8,001 in 2007.

Liquidity and cash flow needs of the company

From December 1st, 2006 to February 28, 2007 the company used $19 for operating activities while recording no revenues. From March 1, 2007 to November 30, 2007, the fiscal year end, the company estimates that its net cash flow needs will be $300,000.

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

Change in certifying accountant



SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GLOBAL BIOTECH CORP.
                                          (Registrant)

Dated
June 21, 2007                          By: /s/ Louis Greco
                                               President