Form 10QSB
period 2007-05-31
Global Biotech Corp.
filed 2007-06-29
CIK 1126162

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM -10QSB

     QUARTARLY REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 31, 2007

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 29, 2007 Issuer had 49,265,500 outstanding shares of Common Stock.

                                      INDEX

PART I:  FINANCIAL INFORMATION


     Item 1.  Financial Statements                                            1

Balance sheet (Unaudited) at May 31, 2007, November 30, 2006                  1
Statements of Operations (Unaudited) for the Six and Three months ended
May 31, 2007 and May 31, 2006 and from Inception (November 2, 1998)
to May 31, 2007                                                               2
Statement of Cash Flows (Unaudited) for the Six months ended May 31,
2007 and May 31, 2006 and from Inception (November 2, 1998) to
May 31, 2007                                                                  3
Notes to the Financial Statements (Unaudited)                                 4

     Item 2.  Plan of Operations                                              ?

     Item 3.  Controls and Procedures                                         8

     Item 6.  Managment's Discussion and Analysis of Financial Condition
              and Resutlts of Operations                                      6

PART II:  OTHER INFORMATION

     Item 2:  Sales of Unregistered securities                               10

     Item 6.  Exhibits and Reports On Form                                    ?

SIGNATURES                                                                   10



      ?

                                     GLOBAL BIOTECH CORP.
                                 (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET ATMay 31, 2007
                                          (UNAUDITED)

                                     ASSETS
                                     ------

                                                                        May 31, 2007     Nov. 30, 2006
Current Assets
  Cash                                                                   $     238         $      83
  Notes Receivable - related party                                         400,527           394,243
                                                                         ---------         ---------


Total Assets                                                             $ 400,765         $ 394,326
                                                                         =========         =========


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------


Current Liabilities
  Accounts payables  and accrued liabilities                             $  32,687         $  30,187
  Notes Payable related party                                                  382               212
  Notes Payable                                                            597,323           576,953
                                                                         ---------         ---------

  Total current liabilities                                                630,392           607,352
                                                                         ---------         ---------

Stockholders' (Deficit)
  Common stock,  $.0001 par values authorized
          70,000,000 shares: issued and
          outstanding 49,265,500-May 31, 2007                                4,927             4,927
                          and Nov. 30, 2006
  Paid in capital                                                          628,302           628,302
  Deficit accumulated during the development stage                        (862,856)         (846,255)
                                                                         ---------         ---------

  Total Stockholders' (Deficit)                                           (229,627)         (213,026)
  Total liabilities and Stockholders' (Deficit)                          $ 400,765         $ 394,326
                                                                         =========         =========

See the accompanying notes to financial statements.

                                                     GLOBAL BIOTECH CORP.
                                                (A DEVELOPMENT STAGE COMPANY)
                                                   STATEMENT OF OPERATIONS
                               FOR THE THREE MONTHS AND SIX MONTHS ENDED MAY 31, 2007 AND 2006
                                      FORM INCEPTION (NOVEMBER 2, 1998) TO MAY 31, 2007
                                                         (UNAUDITED)


                                                   Three Months    Three Months    Six Months      Six Months     Inception
                                                   Ended           Ended           Ended           Ended          to
                                                   May 31, 2007    May 31, 2006    May 31, 2007    May 31, 2006   May 31, 2007

Revenues:                                          $          -    $          -    $          -    $          -   $     944,811

Cost of Revenues:                                             -               -               -               -         603,063
                                                   ------------    ------------    ------------    ------------    ------------
                                                              -               -               -               -         341,748
Operating Expenses:
             Licensing rights                                 -               -               -               -         700,000
             Marketing                                        -               -               -               -         236,266
             Rent                                             -               -               -               -          37,305
             Professional Fees                            1,500               -           2,500               -         139,424
             Selling, general and administrative             (4)          1,000              15           1,000         423,652
                                                   ------------    ------------    ------------    ------------    ------------
Total Operating Expenses                                  1,496           1,000           2,515           1,000       1,536,647

                                                   ------------    ------------    ------------    ------------    ------------
(Loss) before other income (expense)                     (1,496)         (1,000)         (2,515)         (1,000)     (1,194,899)

Other income (expense):
             Other Interest income                            -               -               -               -          81,052
             Interest income                              3,169           3,021           6,284           5,990         105,525
             Interest Expense-Related Party             (10,273)         (9,585)        (20,370)        (19,237)       (222,889)
             Gain on Sale of Investment                       -               -               -               -         359,583
             Write down - leashold improvements               -               -               -               -          (2,663)
             Write down - Notes receivable                    -               -               -               -          11,435
                                                   ------------    ------------    ------------    ------------    ------------
             Total other income (Expense)                (7,104)         (6,564)        (14,086)        (13,247)        332,043

Net (Loss)                                         $     (8,600)   $     (7,564)   $    (16,601)   $    (14,247)   $   (862,856)
                                                   ============    ============    ============    ============    ============

Basic weighted avg. common shares outstanding        49,265,500      49,265,500      49,265,500      49,265,500
                                                   ============    ============    ============    ============

Basic (Loss) per common share                      $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                                   ============    ============    ============    ============

See the accompanying notes to financial statements.

                                                     GLOBAL BIOTECH CORP.
                                                (A DEVELOPMENT STAGE COMPANY)

                                                   Statement of Cash Flows
                                     For the Six Months Ended May 31, 2007 and May 31,2006
                                       From inception (November 2, 1998) to May 31, 2007
                                                          (Unaudited)

                                                             Six months ended             From Inception (Nov. 2, 1998)
                                                        May 31,2007      May 31, 2006     to May 31, 2007
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                   $   (16,601)      $   (14,247)     $  (862,856)
Adjustments to reconcile net loss to net cash
used in operating activities
   Depreciation expense                                          -                 -           73,274
   Common stock issued for services                              -             1,000          113,375
   Gain on sale of Investment                                                                (359,583)
   Write off - accounts payable                                  -                 -          (11,573)
   Write down of leasehold improvements                          -                 -            2,663
   Write down of notes receivable                                -                 -           11,032
   Accrued interest expense - note payable                  20,370             9,585          126,901
   Accrued interest income - note receivable                (6,284)           (5,990)        (103,815)
Changes in operating assets and liabilities
   (Increase) Decrease  - accounts receivable                    -            13,500          (35,967)
   (Increase) Decrease in notes receivable                       -                 -         (470,640)
   Increase (decrease) - accounts payable                    2,500                 -           48,076
-----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (used in) Operating Activities            (15)            3,848       (1,469,113)
-----------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
Net sale (purchase of fixed assets                               -                 -          (60,937)
Proceeds from sale of investment shares                          -                 -          489,061
-----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (used in) Investing Activities              -                 -          428,124
-----------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
   Issue of Common stock                                         -                 -          156,262
   Payment of common stock subscription receivable               -                 -          206,239
   Proceeds from notes payable                                 170            (3,848)         678,726
-----------------------------------------------------------------------------------------------------------------------
Net Cash provided by  (used in) Financing Activities           170            (3,848)       1,041,227
-----------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash                                155                 -              238

Cash at Beginning of Year                                       83                 -                -
 -----------------------------------------------------------------------------------------------------------------------
Cash at End of Year                                    $       238       $         -      $       238
-----------------------------------------------------------------------------------------------------------------------

Supplemental Cash Flow Disclosures:

Cash paid during period for intrest

Cash paid during period for taxes
-----------------------------------------------------------------------------------------------------------------------

See the accompanying notes to financial statements.

                              GLOBAL BIOTECH CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  MAY 31, 2007
                                   (UNAUDITED)


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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported net loss of $8,600 and $16,601 for the three and six months ended May 31, 2007 as well as reporting net losses of $862,856 from inception (November 2, 1998) to May 31, 2007. As reported on the statement of cash flows, the company had deficient cash flows from operating activities of $15 for the six months ended May 31, 2007 and has reported deficient cash flows from operating activities of $1,469,113 from inception (November 2, 1998) to May 31, 2007. To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $260,000 and notes payable, $678,726 principally related party debt.

                              GLOBAL BIOTECH CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  MAY 31, 2007
                                   (UNAUDITED)


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

As of June 29, 2007 these shares had not been issued to AFT and their oxygenated water asserts had not been transferred to the Company. Should the agreement not be consummated, the debt in question (note receivable from Advanced Fluid Technologies) will be payable 12 months from the time the Agreement becomes nullified at its prescribed interest rate of 7% per annum.

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

As of June 29, 2007 these shares had not been issued to AFT and their oxygenated water asserts had not been transferred to the Company. Should the agreement not be consummated, the debt in question (note receivable from Advanced Fluid Technologies) will be payable 12 months from the time the Agreement becomes nullified at its prescribed interest rate of 7% per annum.

GLOBALS's registration statement, with the Security and Exchange Commission, was accepted on July 16, 2001 and it is a reporting company. It is presently in the process of applying to allow it to be traded publicly, on a North American Exchange.

Three months ended May 31, 2007 compared to 2006.

Selling, General and administrative in 2007 was $1,496 and $1,000 in 2006. We had net interest expense, on our loans, of $7,104 in 2007 and $6,564 in 2006.


As a result of the above, we had a net loss of $7,564 in 2006 and $8,600 in 2007.

Six months ended May 31, 2007 compare to 2006.

Selling, General and administrative in 2007 was $2,515 and $1,000 in 2006. We had net interest expense, on our loans, of $14,086 in 2007 and $13,247 in 2006.

As a result of the above, we had a net loss of $14,247 in 2006 and $16,601 in 2007.

Liquidity and cash flow needs of the company

From December 1st, 2006 to May 31, 2007 the company used $15 for operating activities while recording no revenues. From June 1, 2007 to November 30, 2007, the fiscal year end, the company estimates that its net cash flow needs will be $200,000.

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

                                       GLOBAL BIOTECH CORP.
                                           (Registrant)

Dated
June 29, 2007                         By: /s/ Louis Greco
                                              President