Form 10QSB
period 2007-08-31
Global Biotech Corp.
filed 2007-10-10
CIK 1126162

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM -10QSB

QUARTARLY REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

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



             4030 St. Ambroise, Suite 211, Montreal, Quebec H4C 2C7
                    (Address of Principal Executive Offices)


                                 (514) 935-8589
                 Issuer's Telephone Number Including Area Code)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At October 1, 2007 Issuer had 67,265,500 outstanding shares of Common Stock.

                                      INDEX

PART I:  FINANCIAL INFORMATION


         Item 1.  Financial Statements

Balance sheet (Unaudited) at August 31, 2007, November 30,2006                                  1

Statements of Operations (Unaudited) for the Three and Nine months ended August 31,

2007 and August 31, 2006 and from Inception (November 2, 1998) to August 31, 2007.              2

Statement of Cash Flows (Unaudited) for the Nine months ended August 31, 2007 and

August 31, 2006 and from Inception (November 2, 1998) to August 31, 2007.                       3

Notes to the Financial Statements  (Unaudited).                                                 4

         Item 2.  Plan of Operations                                                            7

         Item 3.  Controls and Procedures                                                      10

PART II:  OTHER INFORMATION

         Item 6.  Exhibits and Reports On Form                                                 11

SIGNATURES                                                                                     11

                              GLOBAL BIOTECH CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        BALANCE SHEETS AT AUGUST 31, 2007
                                   (UNAUDITED)

                                     ASSETS
                                     ------

                                                                              August 31, 2007          Nov. 30, 2006
                                                                                (Unaudited)
Current Assets
    Cash                                                                       $       202             $        83
    Notes Receivable - related party                                               178,750                 394,243
                                                                               -----------             -----------
    Total Current Assets                                                           178,952                 394,326

    Property and Equipment (Net)                                                   605,000

Total Assets                                                                   $   783,952             $   394,326
                                                                               ===========             ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


Current Liabilities
    Accounts payables  and accrued liabilities                                 $    27,097             $    30,187
    Notes Payable related party                                                      1,397                     212
    Notes Payable                                                                  607,776                 576,953
                                                                               -----------             -----------

    Total current liabilities                                                      636,270                 607,352
                                                                               -----------             -----------

Stockholders' Equity
    Common stock,  $.0001 par values authorized
                 70,000,000 shares: issued and
                 outstanding 67,265,500 August 31, 2007                              6,727                   4,927
                 and 49,265,500 at Nov. 30, 2006
    Paid in capital                                                              1,346,502                 628,302
    Deficit accumulated during the development stage                            (1,205,547)               (846,255)
                                                                               -----------             -----------

    Total Stockholders' Equity                                                     147,682                (213,026)
                                                                               -----------             -----------
    Total liabilities and Stockholders' Equity                                 $   783,952             $   394,326
                                                                               ===========             ===========

See the accompanying notes to financial statements.

                              GLOBAL BIOTECH CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
       FOR THE THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 2007 AND 2006
              FORM INCEPTION (NOVEMBER 2, 1998) TO AUGUST 31, 2007
                                   (UNAUDITED)

                                                     Three Months      Three Months     Nine Months      Nine Months      Inception
                                                     Ended             Ended            Ended            Ended            to August
                                                     August 31, 2007   August 31, 2006  August 31, 2007  August 31, 2006  31, 2007


Revenues:                                               $         -     $         -     $         -     $         -    $    944,811

Cost of Revenues:                                                 -               -               -               -         603,063
                                                        ------------    ------------    ------------    ------------    ------------
                                                                  -               -               -               -         341,748
Operating Expenses:
              Licensing rights                                    -               -               -               -         700,000
              Marketing                                           -               -               -               -         236,266
              Professional Fees                               1,500               -           4,000               -         140,924
              Selling, general and administrative           333,963           5,893         333,978           6,893         794,920
                                                       ------------    ------------    ------------    ------------    ------------
Total Operating Expenses                                    335,463           5,893         337,978           6,893       1,872,110

                                                       ------------    ------------    ------------    ------------    ------------
(Loss) before other income (expense)                       (335,463)         (5,893)       (337,978)         (6,893)     (1,530,362)

Other income (expense):
              Other Interest income                               -               -               -               -          81,052
              Interest income                                 3,225           3,074           9,509           9,064         108,750
              Interest Expense-Related Party                (10,453)         (9,752)        (30,823)        (28,989)       (233,342)
              Gain on Sale of Investment                          -               -               -               -         359,583
              Write down - leashold improvements                  -               -               -               -          (2,663)
              Write down - Notes receivable                       -               -               -               -          11,435
                                                       ------------    ------------    ------------    ------------    ------------

              Total other income (Expense)                   (7,228)         (6,678)        (21,314)        (19,925)        324,815

Net (Loss)                                             $   (342,691)   $    (12,571)   $   (359,292)   $    (26,818)   $ (1,205,547)
                                                       ============    ============    ============    ============    ============

Basic weighted avg. common shares outstanding            49,465,500      49,265,500      49,331,666      49,265,500
                                                                       ============    ============    ============

Basic (Loss) per common share                          $      (0.01)   $      (0.00)   $      (0.01)   $      (0.00)
                                                       ============    ============    ============    ============

See the accompanying notes to financial statements.

                               GLOBALBIOTECH CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             Statement of Cash Flows
          For the Nine Months Ended August 31, 2007 and August 31, 2006
              From inception (November 2, 1998) to August 31, 2007
                                   (Unaudited)

                                                                        Nine months ended              From Inception (Nov. 2, 1998)
                                                             August 31,2007      August 31, 2006       to August 31, 2007
====================================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                      $  (359,292)         $   (26,818)                          $(1,205,547)
Adjustments to reconcile net loss to net cash
used in operating activities
      Depreciation expense                                             -                    -                                73,274
      Common stock issued for services & other costs             331,261                1,000                               444,636
      Gain on sale of Investment                                                                                           (359,583)
      Write off - accounts payable                                     -                    -                               (11,573)
      Write down of leasehold improvements                             -                    -                                 2,663
      Write down of notes receivable                                   -                    -                                11,032
      Accrued interest expense - note payable                     30,823               19,337                               137,354
      Accrued interest income - note receivable                   (9,509)              (9,064)                             (107,040)
Changes in operating assets and liabilities
      (Increase) Decrease  - accounts receivable                       -               13,500                               (35,967)
      (Increase) Decrease in notes receivable                      8,741                3,816                              (461,899)
      Increase (decrease) - accounts payable                      (3,090)               2,077                                42,486
====================================================================================================================================
Net Cash Provided by (used in) Operating Activities               (1,066)               3,848                            (1,470,164)
====================================================================================================================================

Cash Flows from Investing Activities
Net sale (purchase) of fixed assets                                    -                    -                               (60,937)
Proceeds from sale of investment shares                                -                    -                               489,061
====================================================================================================================================
Net Cash Provided by (used in) Investing Activities                    -                    -                               428,124
====================================================================================================================================

Cash Flows from Financing Activities
      Issue of Common stock                                            -                    -                               156,262
      Payment of common stock subscription receivable                  -                    -                               206,239
      Proceeds from notes payable                                  1,185               (3,848)                              679,741
====================================================================================================================================
Net Cash provided by  (used in) Financing Activities               1,185               (3,848)                            1,042,242
====================================================================================================================================

Net Increase (Decrease) in Cash                                      119                    -                                   202

Cash at Beginning of Year                                             83                    -                                     -
====================================================================================================================================
Cash at End of Year                                          $       202          $         -                           $       202
====================================================================================================================================

Supplemental Cash Flow Disclosures:

Cash paid during period for intrest                          $         -          $         -                           $         -

Cash paid during period for taxes                            $         -          $         -                           $         -

Common stock issue & loan receiv. repaid for equipment       $   605,000          $         -                           $    605,000
====================================================================================================================================

See accompanying notes to Financial Statements

                              GLOBAL BIOTECH CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 AUGUST 31, 2007
                                   (UNAUDITED)


NOTE 1 -  BASIS OF PRESENTATION

The accompanying Unaudited financial statements of GLOBAL BIOTECH CORP. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. The financial statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported net loss of $342,691 and $359,292 for the three and nine months ended August 31, 2007 as well as reporting net losses of $1,205,547 from inception (November 2, 1998) to August 31, 2007. As reported on the statement of cash flows, the company had deficient cash flows from operating activities of $1,066 for the nine months ended August 31, 2007 and has reported deficient cash flows from operating activities of $1,470,164 from inception (November 2, 1998) to August 31, 2007. To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $260,000 and notes payable, $679,741 principally related party debt.


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

Purchase price, for all the aforementioned assets, was initially a combination of debt this being the $216,261 due by AFT to the Company in a note payable as of August 26, 2005, and 20 million post reverse-stock split of the Company's common shares. The Company agreed to reverse split its common shares by a ratio of 10:1. On August 15, 2007 the Company and AFT agreed to an amended Agreement and finalized the aforementioned transactions, with the approval of their Boards of Directors. Purchase price, for all aforementioned assets is $216,261, this being the amount due by AFT to Global for its notes payable as of August 26, 2005, and 18 million common shares of Global valued, as per the Agreement, at $0.04 per share or $720,000. The company recorded $605,000 as equipment and $331,261 as goodwill at that time. The Company wrote off all goodwill at August 31, 2007.

As of August 31, 2007 these shares were issued to AFT and AFT's oxygenated water assets were transferred to the Company.

NOTE 5. STOCKHOLDERS' EQUITY

On August 15, 2007 18,000,000 shares of common stock were issued in settlement of property & equipment and other costs, pursuant to Regulation D.

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

On August 29, 2000 Millenia Hope Inc. acquired 35,700,000 shares of GLOBAL in exchange for 5,000,000 common shares, valued at $129,478 and 5,000,000 warrants, entitling the registered holder thereof to purchase at any time from that date for a period of three years, one share of common stock at a price of two dollars. As of March 5, 2003 this business was sold along with the assumption of a note payable in the amount of $700,000 to Millenia Hope Inc., its former parent corporation. In exchange, GLOBAL received 30.7 million shares of its outstanding common shares held by Millenia Hope Inc. Subsequently, GLOBAL acquired the exclusive 10 year North American licensing rights to market a unique vehicle tracking model from First Link Assoc. in exchange for 30.7 million of its common shares.

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

Purchase price, for all the aforementioned assets, was initially a combination of debt this being the $216,261 due by AFT to the Company in a note payable as of August 26, 2005, and 20 million post reverse-stock split of the Company's common shares. On August 15, 2007 the Company and AFT agreed to an amended Agreement and finalized the aforementioned transactions, with the approval of their Boards of Directors. Purchase price, for all aforementioned assets is $216,261, this being the amount due by AFT to Global for its notes payable as of August 26, 2005, and 18 million common shares of Global, valued, as per the Agreement, at $0.04 per share or $720,000..

As of August 31, 2007 these shares were issued to AFT and their oxygenated water assets were transferred to the Company.

GLOBALS's registration statement, with the Security and Exchange Commission, was accepted on July 16, 2001 and it is a reporting company. It is presently in the process of applying to allow it to be traded publicly, on a North American Exchange.

Three months ended August 31, 2007 compared to 2006.

Selling, General and Administrative

In the third quarter of 2007 we wrote off the other costs, incurred from the purchase of the oxygenation unit that allows us to produce Aquaboost(TM) oxygenated water and, down the road, other oxygenated drinks, as impairment of goodwill in the amount of $331,261. As we are not certain what will happen with our oxygenated drinks, we have expensed the full amount of this goodwill in Q3. In 2006 we did not have this expense.

Other Selling, General and administrative in 2007 were $2,702 and $5,893 in 2006. We had net interest expense, on our loans, of $7,228 in 2007 and $6,678 in 2006.


As a result of the above, we had a net loss of $12,571 in 2006 and $342,691 in 2007.

Nine months ended August 31, 2007 compare to 2006.

In the third quarter of 2007 we wrote off the other costs, incurred from the purchase of the oxygenation unit that allows us to produce Aquaboost(TM) oxygenated water and, down the road, other oxygenated drinks, as impairment of goodwill in the amount of $331,261. As we are not certain what will happen with our oxygenated drinks, we have expensed the full amount of this goodwill in Q3. In 2006 we did not have this expense.

Other Selling, General and administrative in 2007 were $2,717 and $6,893 in 2006. We had net interest expense, on our loans, of $21,314 in 2007 and $19,925 in 2006.

As a result of the above, we had a net loss of $26,818 in 2006 and $359,292 in 2007.

Liquidity and cash flow needs of the company

From December 1st, 2006 to August 31, 2007 the company used $2,017 for operating activities while recording no revenues. From September 1, 2007 to November 30, 2007, the fiscal year end, the company estimates that its net cash flow needs will be $10,000.

Item 3. CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

As of the close of the period covered by this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls) and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Principal Executive Officer (President). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusion of the Principal Executive Officer about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation. Based upon that evaluation, the Principal Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company requires to be included in this Quarterly Report on form 10-QSB. There have been no changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Part II other information

Item 2: Sales of Unregistered securities

Date of Sale      Title            Number         Consideration        Exemption from
                  of Security      Sold           Received             Registration Claimed
August 15, 2007   Common           18,000,000     $720,000             Regulation D
                  Shares                          for Property &
                                                  Equipment and
                                                  Other Costs


(b) Reports on Form 8-K

Change in certifying accountant

Entry into a material definitive agreement

Departure, Appointment of Directors, Principal officers


SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GLOBAL BIOTECH CORP.
                                  (Registrant)

Dated
October 9, 2007                 By: /s/ Louis Greco
                                    President