Form 10KSB/A
period 2006-11-30
Global Biotech Corp.
filed 2007-11-21
CIK 1126162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549


Form 10-KSB/A
(Amendment No. 1)



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


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) YES [X]   NO[ ]


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