Form 10QSB/A
period 2007-02-28
Global Biotech Corp.
filed 2007-11-21
CIK 1126162

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM -10QSB/A
                               (Amendment No. 1)


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



Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No[_].

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No[_]


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