Form 10KSB
period 2007-11-30
Global Biotech Corp.
filed 2008-07-11
CIK 1126162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2007




GLOBAL BIOTECH CORP.


Delaware                                             98-022951
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

3810 St. Patrick Suite 2D
Montreal, Quebec H4E 1A4
ADDRESS OF principal Executive Offices)

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
TABLE OF CONTENTS
SECTION

PART 1

Item 1.  Business                                                                                       1
Item 2.  Properties                                                                                     9
Item 3.  Legal Proceedings                                                                              9
Item 4.  Submission of Matters to a Vote of Security Holders                                           10

PART 2

Item 5.  Market for Registrant's Common Equity and Related Stockholders' Matters                       10
Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operation          12
Item 7.  Financial Statements and Supplementary Data                                                   15
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.         15
Item 8a  Controls and Procedures                                                                       16

PART 3

Item 9.  Directors and Executive Officers of the Registrant                                            16
Item 10. Executive Compensation                                                                        20
Item 11. Security Ownership of Certain Beneficial Owners and Management                                20
Item 12. Certain Relationship and Related Transactions                                                 21

PART 4

Item 13. Exhibits, Financial Statement Schedule and Reports on Form 8-K                                21
Item 14. Principal Accountant Fees and Services                                                        23

DESCRIPTION OF BUSINESS

(a) Business Development

GLOBAL BIOTECH CORP. ("GLOBAL"), formerly (SWORD COMP-SOFT CORP.) was organized on November 2, 1998. Its goal was to bring interactive healthcare information services utilizing the Internet to the consumer, the end user, to access what they, as individuals, need.

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

GLOBAL's vehicle tracking system was supposed to seamlessly tie together wireless communications and the Internet with global positioning technology to link vehicles to a world of unlimited wireless services. As of February 24, 2005,GLOBAL's Board of Directors concluded that its attempt to enter the vehicle tracking business was unsuccessful and entered into a provisional agreement, with Advanced Fluid Technologies Inc. a Delaware corporation, to acquire assets from the latter corporation pursuant to entering the bottled water, more specifically the oxygenated bottled water, market. This Agreement was finalized on August 15, 2007.

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

OXYGENATED WATER, THE PRODUCT

Oxygen enriched water is water that is treated, combined or infused with oxygen. Most oxygen enriched water companies claim that their water contains around seven times the oxygen of natural, mineral, tap or spring water. For many of the available brands the oxygen content is acknowledged to decrease over time (giving products a shorter shelf life) and also decreases when the oxygen-enriched water bottle is opened, as the oxygen slowly dissipates.

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

MARKET SIZE AND TRENDS

The oxygenated water market represents an important niche within the global beverage market. The product imparts beneficial aspects not available from bottled water, and is a healthy substitute for soft drinks. For the year 2004, according to the aforementioned Zenith study, Europeans purchased some 44 billion litres of bottled water and Americans more than 26 billion litres. The 2004 sales figures for oxygenated bottled water were 32 million litres for the United States and 40 million litres for Europe, respectively.
As per the previously mentioned Zenith report, oxygenated water sales should double between 2004 and the year 2008. This would yield an annual growth rate of 20%, far above the predicted growth rate of regular bottled water.
According to the Canadian Soft Drinks Association, bottled water is the largest selling beverage in Europe and ranks behind soft drinks in North America. The growth rate in the past decade for all bottled water consumption is much higher than that of soft drinks.

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


    Brand                Parts Per Million of           Oxygen Retentive Ability
                                Oxygen                  Upon Opening of a Bottle
                                                                600ml
--------------------------------------------------------------------------------
Penta Waters                   Up to 70                  Not listed

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


AQUABOOST(TM)

AquaBoost(TM) is "oxygenated" water: it has been treated to retain oxygen in concentrations far higher than those found in nature. For example, water can retain 9 parts per million (ppm) of oxygen at 20(degree) under a pressure of one atmosphere. Studies conducted by the Quebec government have confirmed that our water contained at least 20 ppm - the highest concentration detectable by the government lab's measurement instruments. Our own tests established that AquaBoost(TM) contained in excess of 80 ppm and even exceeded 100 ppm, even six months after bottling (See Tests and Studies section).

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

Currently, we expect that our oxygenated bottled water will be produced for us by Saint Ellie's bottling plant in Quebec,Canada, though we have the option to utilize any other facility that may prove more efficacious. Their production and bottling capacity is more than adequate to fill our estimated annual sales of oxygenated water.

DEVELOPMENT

We are researching the optimum path to bring further products to the market in the medium term, by exploring the oxygenation technology's application in beverages other than water. Oxygenated fruit-juices is one of the development items on our mid-term strategic horizon.

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

PRICING AND MARKETING

PRICING

Due to the superior qualities of of AquaBoost(TM), we believe that retailers will obtain premium prices for it. The higher price will signal to consumers that there is something "unique" about AquaBoost(TM), which we expect will fuel greater customer demand. It will also offer the increased margins of oxygenated and specialty type waters to distributors, thus helping to boost our product's introduction into the consumer marketplace.

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

MARKETING STRATEGY

The Company, both in the short and in the long term, aims to raise the awareness of our product, and the added benefits of additional oxygen in the blood stream.


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

AquaBoost(TM) will be marketed and differentiated as having one of the highest PPM of oxygen and retaining this level over an extended period of time, thus conveying more of the potential benefits of higher bloodstream oxygen levels. With appropriate financing we will also utilize sport stars and will continue to ride the general bottled water and specialty water consumption rise, vis a vis soft drinks and other beverages.

PURCHASED RIGHTS

On August 15,2007 the Company finalized an agreement with Advanced Fluid Technologies to purchase their to be patented oxygenation unit and all technical know how, intellectual properties, methodologies and all information pertaining to the following: the fixation of the oxygen molecule to water or any other fluid and/or to the building and maintenance of the oxygenation unit. Furthermore; all trademarks for the name Aquaboost Oxygenated Water, currently in force in the U.S., Canada and Mexico and the right to use and register said name globally, will be transferred to Global.

Purchase price, for all the aforementioned assets, is a combination of debt this being the $216,261 due by AFT to the Company in a note payable as of August 26, 2005, and 18 million shares of the Company's common stock. Pursuant to the above stock issuance to Advanced Fluid Technologies, on August 15,2007, the assets listed in the Agreement were transferred to the Company.

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

AQUISITIONS

On August 15, 2007 the Company finalized an agreement with Advanced Fluid Technologies to purchase their to be patented oxygenation unit and all technical know how, intellectual properties, methodologies and all information pertaining to the following: the fixation of the oxygen molecule to water or any other fluid and/or to the building and maintenance of the oxygenation unit. Furthermore; all trademarks for the name Aquaboost Oxygenated Water, currently in force in the U.S., Canada and Mexico and the right to use and register said name globally, will be transferred to Global.

Purchase price, for all the aforementioned assets, is a combination of debt this being the $216,261 due by AFT to the Company in a note payable as of August 26, 2005, and 18 million shares of the Company's common stock valued at $0.04 per share or $720,000. Pursuant to the above stock issuance to Advanced Fluid Technologies on August 15,2007, the assets listed in the Agreement were transferred to the Company.

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

Perry Choiniere - Chief Operating Officer - Director
Responsible for day to day implementation of the Company's entry into the bottled water field. Currently, he devotes 3 1/2 days a week to the Company and is a Montreal resident.

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

ITEM 4
ITEMS SUBMITTED TO A VOTE OF SECURITY HOLDERS

On December 6, 2007 the Company, pursuant to the agreement of the shareholders owning the majority of the issued common shares and the resolution of the Board of Directors, raised its authorized Common shares to 260,000,000 and authorized 80,000,000, $0.0001 par value, blank check Preferred shares.

ITEM 5
MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

(a) Market in Formation

Currently, there is no public market for GLOBAL BIOTECH CORP. shares. The company has filed, via a market maker, documentation to allow it to be traded publicly on a North American Stock Exchange.

Of the 67,265,500 shares of common stock outstanding, 53,167,550 shares are currently subject to the resale restrictions and limitations of Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate, or persons whose shares are aggregated with affiliates, who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed 1% of the total number of outstanding shares of the same class. In the event the shares are sold on an exchange or are reported on the automated quotation system of a registered securities association, you could sell during any three-month period the greater of such 1% amount or the average weekly trading volume as reported for the four calendar weeks preceding the date on which notice of your sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us.

A person who has not been an affiliate for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.



(b) Holders

As of May 28, 2008, there were 300 holders of the Company's common stock.

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

On August 15, 2007 the Company issued 18,000,000 shares of common stock in settlement of Property & Equipment of $605,000 and goodwill of $115,000, a total of $720,000



(a) Common or Preferred Stock

The Company is authorized to issue 260,000,000 shares of Common Stock, $0.0001 par value, of which 67,265,500 shares were issued and outstanding as of the date hereof. Each outstanding share of Common Stock is entitled to one (1) vote, either in person or by proxy, on all matters that may be voted upon the owners thereof at meetings of the stockholders.

The holders of Common Stock: (i) have equal ratable rights to dividends from funds legally available therefore, when and if declared by the Board of Directors of the Company; (ii) are entitled to share ratably in all of the assets of the Company available for distribution to holders of Common Stock upon liquidation, dissolution or winding up of the affairs of the Company; (iii) do not have preemptive, subscription or conversion rights, or redemption or sinking fund provisions applicable thereto; and (iv) are entitled to one non-cumulative vote per share on all matters on which stockholders may vote at all meetings of stockholders.

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

The Company is authorized to issue 80,000,000 shares of Preferred Stock, $0.0001 par value, of which 0 shares were issued and outstanding as of the date hereof.

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

Plan of Operation.

The following discussion should be read in conjunction with the financial statements and related notes, which are included elsewhere in this prospectus. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions and our ability to market our product.

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

We have set a conservative sales objective of 4-6% of the European and American markets, or $12.5 million U.S. to $20 million U.S., by the year 2012, our envisioned fourth year of production. The fact that AquaBoost(TM) was seen by hundreds of distributors at the SIAL in Montreal, Canada in 2001 and that there is already a market in Mexico for the product, gives us confidence in our abilities to reach our sales objectives. However, no assurances can be given that the Company will meet these goals.

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

On August 15,2007 GLOBAL finalized an agreement with Advanced Fluid Technologies to purchase their to be patented oxygenation unit and all technical know how, intellectual properties, methodologies and all information pertaining to the following: the fixation of the oxygen molecule to water or any other fluid and/or to the building and maintenance of the oxygenation unit. Furthermore; all trademarks for the name Aquaboost Oxygenated Water, currently in force in the U.S., Canada and Mexico and the right to use and register said name globally, will be transferred to Global.

Purchase price, for all the aforementioned assets, is a combination of debt this being the $216,261 due by AFT to the Company in a note payable as of August 26, 2005, and 18 million shares of the Company's common stock valued at $0.04 per share or $720,000. Pursuant to the above stock issuance to Advanced Fluid Technologies on August 15,2007, the assets listed in the Agreement were transferred to the Company.

GLOBAL's registration statement, with the Security and Exchange Commission, was accepted on July 16, 2001 and it is a reporting company. It is presently in the process of re-applying, via a market maker, to allow it to be traded publicly, on a North American Stock Exchange.

At an August 15, 2007 meeting of the Board of Directors of Global Biotech Corp., Jean Pierre Robichaud resigned as a Director, but remains the V.P. of Sales and Marketing, Dr. Pierre Marois resigned as a Director and remains the Chief

Scientific Officer and Paolo Mori resigned as Director. At this Board meeting, Mr.Giuseppe Daniele was appointed a Director of the Company.

On December 6, 2007 the Company, pursuant to the agreement of the shareholders owning the majority of the common shares and the resolution of the Board of Directors, raised its authorized Common shares to 260,000,000 and authorized 80,000,000, $0.0001 par value, blank check Preferred shares.





Year ended November 30, 2007 compared to November 30, 2006

In 2006 we wrote off uncollectible receivables in the amount of $22,467 and didn't have this expense in 2007.

In 2007 we wrote off $331,261 of goodwill, that was booked as part of our Purchase Agreement with AFT to acquire oxygenated water assets, and didn't have this expense in 2006.

We had net interest expense, on our outstanding notes, of $28,822 in 2007 and $15,214 in 2006.

As a result of the foregoing we had a loss of $376,336 in 2007 and a loss of $15,215 in 2006.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2007 the company had negative working capital of $474,362. We expect that our cash needs for the fiscal year ending November 30, 2008 will be $600,000. Management anticipates generating revenue through sales during the next fiscal year. The officers and directors or the company have indicated their commitment to help in finding funds to aid in the operations of the organization during the next fiscal year, until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead.

 Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the impact of adopting this statement.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, ("SFAS No. 157"), which establishes a framework for measuring fair value and expands disclosures about fair value measurements. Additionally, the pronouncement provides guidance on definition, measurement, methodology and use of assumptions and inputs in determining fair value. In February 2008, the FASB issued FASB Staff Position ("FSP") 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 ("FSP 157-1") and FSP 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"). FSP 157-1 removes certain leasing transactions from the scope of SFAS No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. SFAS No. 157 for financial assets and financial liabilities is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FAS 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company is currently evaluating the impact of adopting this statement.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS No. 141R"). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on its financial statements.

ITEM 7. Financial Statements.

The financial statements are included at the end of this Annual Report, after the signature page.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

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

ITEM 9

Director and Executive Officers

a) Directors and Executive Officers

Name                      Age      Title

Louis Greco               54       President-Director
Perry Choiniere           44       Chief Operating Officer - Director
Jean Pierre Robichaud     54       Vice President - Sales & Marketing
Dr. Pierre Marois         57       Chief Scientific Officer
Eric Sonigo               41       Vice President Production
Giuseppe Daniele          44       Director


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

Jean Pierre Robichaud              Vice President - Sales & Marketing

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

Giuseppe Daniele- Director

Mr. Daniele received his BA in History and Political Science, at McGill University in Montreal and his Law degree from the University of Sherbrooke. He has been practicing law since 1987, at Bissonet, Mecadante, Daniele, making partner in 1989. In recent years Mr. Daniele has specialized in financial transactions, LC's, bank guarantees, debentures, stocks and bonds and is highly skilled in contract and acquisition negotiations. Mr. Daniele joined Millenia Hope Inc., a publicly traded biotech company, in 2004 to advise on their corporate business, and is an Officer and Director of that company.

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

f) Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities ("ten-percent shareholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent shareholders also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended November 30, 2007, all of our officers, directors and ten-percent shareholders complied with the Section 16(a) reporting requirements.

ITEM 10 EXECUTIVE COMPENSATION

(a) General
                                                                 Long-term
Name                               Year     Salary     Bonus    compensation
Anthony Ierfino                    2005     $95,000    0        0
CEO, President-Director

                                   2006        0       0        0


                                   2007        0       0        0

None of the other current or past Officers or Directors received any compensation during fiscal 2005, 2006 or 2007.

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

(f) Report on Repricing of options/SAR

None

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

The following table sets forth, as of May 25, 2008, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for

     o Each person known by us to own beneficially more than five (5%)percent of our outstanding common stock,
     o    Each of our officeers and directors and
     o    All of our officers and directors as a group.

Name                                        Number Of Shares Owned    % of Total
                                            Beneficially
First Link Associates                       13,700,000                  19.32%
362 Road Town
Tortola, British Virgin Islands
(Represented by Valentin Cimpan)

Jomuc Holdings                               9,100,000                  13.52%
1623 Buttonwood Bay
Belize City, Belize
(Represented by J. Muccari)

Arrangedcap Corp.                            7,900,000                  11.74%
Corporate Center
Bush Hills, Barbados
(Represented by F. Minsky)

Advanced Fluid Technologies                 18,000,000                  26.75%
2149 Grand Trunk
Montreal,Quebec H3K 1M6
(Represented by R. Cahill)

Item 12. Certain Relationships and Related Transactions.

None


Item 13. Financial Statements and Exhibits.

(a) List of Financial statements filed herewith

GLOBAL BIOTECH CORP.
(A company in the development stage)

Report of Independent Registered Accounting Firm                                            F-1

Balance Sheets November 30, 2007 and 2006                                                   F-2

Statement of Operations Year ended November 30, 2007, November 30, 2006 and from
inception to November 30, 2007                                                              F-4

Statement of Shareholders' Equity From inception to November 30, 2007                       F-5

Statement of Cash flows years ended November 30, 2007 and November 30, 2006 and
from inception to November 30, 2007                                                         F-7

Summary of Significant Accounting Policies year ended November 30, 2007                     F-8

Notes to the Financial Statements year ended November 30, 2007                              F-8

(b) List of Exhibits.

Reports on Form 8-K

Material Agreement
Appointment, resignation of officers/directors



Item 14. Principal Accountant Fees and Service

Audit Fees

For the fiscal year ended November 30, 2007, the aggregate fees billed for professional services rendered by Chang G. Park, CPA ("independent auditors") for the audit of the Company's annual financial statements totaled approximately $10,500.

Financial Information Systems Design and Implementation Fees

For the fiscal year ended November 30, 2007 there were $-0- in fees billed for professional services by the Company's independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

For the fiscal year ended November 30, 2007 there was $0 in fees billed for other service.



Sarbane Oxley Declarations

                                   SIGNATURES

In accordance with the requirement of the Securities Exchange Act, this Annual Report or Amendment was signed by the following persons in the capacities and on the dates stated:



                                   GLOBAL BIOTECH CORP.

Date: May 28, 2008                 /s/ Louis Greco
                                   ---------------------------
                                   Louis Greco, President, Director
                                   (Principal Executive and Financial Officer)

                           Chang G. Park, CPA, Ph. D.
     o 2667 Camino Del Rio S. Plaza B o San Diego o California 92108-3707 o
       o TELEPHONE (858)722-5953 o FAX (858) 761-0341 o FAX (858) 764-5480
                         o E-MAIL changgpark@gmail.com o

--------------------------------------------------------------------------------

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


To the Board of Directors and Stockholders
Global Biotech Corp.


We have audited the accompanying balance sheets of Global Biotech Corp. ( A Development Stage Company) as of November 30, 2007 and 2006 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended and for the period of November 2, 1998 (inception) to November 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Biotech Corp. as of November 30, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and the period of November 2, 1998 (inception) to November 30, 2007 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chang G. Park
--------------------
CHANG G. PARK, CPA

May 29, 2008
San Diego, CA. 92108



        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                                 Balance Sheets

--------------------------------------------------------------------------------
                                     ASSETS

                                                   As of              As of
                                                November 30,       November 30,
                                                   2007                2006
                                                   ----                ----
CURRENT ASSETS
Cash                                           $      --           $     83

Notes receivable - related parties                    --            394,243
                                                --------           --------

Total Current Assets                                  --            394,326

Property & Equipment (net)                       605,000                 --

                                                --------           --------
TOTAL ASSETS                                    $605,000           $394,326
                                                ========           ========





                      See Notes to the Financial Statements

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                                 Balance Sheets

-----------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                               As of              As of
                                                            November 30,       November 30,
                                                               2007               2006
                                                               ----               ----
CURRENT LIABILITIES

Bank Advances                                             $     2,834          $      --
Accounts payable                                               33,597             30,187
Notes payable - (related party)                                 1,397                212
Notes Payable                                                 436,534            576,953
                                                          -----------          ---------
Total Current Liabilities                                     474,362            607,352



STOCKHOLDERS' EQUITY



Common stock $0.0001 par value, 70,000,000
Shares authorized: 67,265,500 shares issued
and outstanding as of November 30,
2007 and 49,265,500 as of November 30, 2006                     6,727              4,927
Paid-in capital                                             1,346,502            628,302
Deficit accumulated during the development stage           (1,222,591)          (846,255)
                                                          -----------          ---------
Total Stockholders' EQUITY                                    130,638           (213,026)
                                                          -----------          ---------
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                                    $   605,000          $ 394,326
                                                          ===========          =========






                      See Notes to the Financial Statements

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                              November 2, 1998
                                                                                                 (inception)
                                                        Year Ended            Year Ended           through
                                                        November 30,          November 30,       November 30,
                                                            2007                 2006               2007
                                                            ----                 ----               ----

REVENUES                                                $         --        $         --            944,811

Costs of revenues                                                 --                  --           (603,063)
                                                        ------------        ------------        -----------
GROSS PROFIT                                                      --                  --            341,748

OPERATING COSTS
Bad debt expense                                                  --              22,467            120,844
Licensing rights                                                  --                  --            700,000
Depreciation expense                                              --                  --             73,274
Marketing expense                                                 --                  --            236,266
Professional fees                                             10,500               2,500            147,424
Selling, general and
administrative expense                                         5,753               7,022            272,577

                                                        ------------        ------------        -----------
Total Operating Costs                                         16,253              31,989          1,550,385
                                                        ------------        ------------        -----------
OPERATING (LOSS)                                             (16,253)            (31,989)        (1,208,637)

OTHER INCOME & (EXPENSES)
Interest income                                               12,637              12,125            111,878
Other income                                                      --              11,573             81,052
Interest expense                                             (41,459)            (38,912)          (243,978)
Write-down of leasehold improvements                              --                  --             (2,663)
Write-up of notes receivable,
related parties                                                   --                  --             11,435
Impairment Loss                                             (331,261)                 --           (331,261)
Gain on sale of investment                                        --                  --            359,583
                                                        ------------        ------------        -----------
Total Other Income & (Expenses)                             (360,083)            (15,214)           (13,954)
                                                        ------------        ------------        -----------

NET INCOME (LOSS)                                       $   (376,336)       $    (47,203)       $(1,222,591)
                                                        ============        ============        ===========
BASIC EARNINGS (LOSS) PER SHARE                         $      (0.01)       $       0.00
                                                        ============        ============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                 54,542,212          48,765,500
                                                        ============        ============




                      See Notes to the Financial Statements

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
           From November 2, 1998 (inception) through November 30, 2007

----------------------------------------------------------------------------------------------------------------
                                                                                     (Deficit)
                                                             Additional   Stock     Accumulated
                                        Common     Common     Paid-in  Subscription  During the       Total
                                        Shares     Stock      Capital   Receivable  Development
                                                                                       Stage
----------------------------------------------------------------------------------------------------------------

   Balance, November 30, 1998                  0     $     -  $       - $         -  $         - $             -

   Stock issued on April 30, 2000
              for cash                10,400,000       1,040    258,961    (103,739)                     156,262

   Stock issued on April 30, 2000
for settlement of equipment purchase     600,000          60     14,940                                   15,000

Stock issued May 29, 2000 in exchange
for 5,000,000 shares of Millenia
Hope, Inc.                            35,700,000       3,570    125,908                                  129,478

   May 31, 2000 - collection on                                              20,408                       20,408
           subscription

   June 30, 2000 - collection on                                             83,331                       83,331
           subscription

     Net loss for November 2, 1998
     (inception) to November 30, 2000                                                    (69,231)        (69,231)
----------------------------------------------------------------------------------------------------------------
     Balance, November 30, 2000       46,700,000       4,670    399,809           -      (69,231)        335,248
----------------------------------------------------------------------------------------------------------------

 Stock issued on September 15, 2001
              for cash                    30,000           3    119,997    (120,000)                           -

 Stock issued on November 21, 2001
             for cash                    380,000          38    189,962    (190,000)                           -

     Net loss for the year ended
          November 30, 2001                                                               (1,679)         (1,679)
----------------------------------------------------------------------------------------------------------------
     Balance, November 30, 2001       47,110,000       4,711    709,768    (310,000)     (70,910)        333,569
----------------------------------------------------------------------------------------------------------------

Stock issued December 5, 2001 in exchange
    for payment of consulting fees        82,500           8     16,492                                   16,500

Stock issued May 13, 20002 in exchange
        for professional fees            205,200          21     51,354                                   51,375

  September 4, 2005 - collection on                                         112,500                            -
            subscription                                       (112,500)

Stock issued October 14, 2002 in exchange
    for payment on consulting fees        10,000           1      1,999                                    2,000

  November 10, 2002 - collection on                             (95,000)     95,000                            -
            subscription

     Net loss for the year ended
          November 30, 2002                                                             (141,693)       (141,693)
----------------------------------------------------------------------------------------------------------------
     Balance, November 30, 2002       47,407,700       4,741    572,113    (102,500)    (212,603)        261,751
----------------------------------------------------------------------------------------------------------------

              Rounding                       300                                                               -

  stock issued December 1, 2002 in       250,000          25     24,975                                   25,000
   exchange for marketing expense

  February 28, 2003 - collection on                                          23,750                       23,750
            subscription

    May 31, 2003 - collection on                                             23,750                       23,750
            subscription

   August 31, 2003 - collection on                                           23,750                       23,750
            subscription

  Stock issued October 20, 2003 in
              exchange
        for marketing expense            350,000          35     17,465                                   17,500

  Stock issued October 20, 2003 in
              exchange
          for notes payable              257,500          26     12,849                                   12,875

  November 30, 2003 - collection on                                          31,250                       31,250
            subscription

     Net loss for the year ended
          November 30, 2003                                                             (715,903)       (715,903)
----------------------------------------------------------------------------------------------------------------
     Balance, November 30, 2003       48,265,500       4,827    627,402           -     (928,506)       (296,277)
----------------------------------------------------------------------------------------------------------------

     Net loss for the year ended
          November 30, 2004                    -           -          -           -      (12,963)        (12,963)
--------------------------------------------------------------------------------------------------------------------
     Balance, November 30, 2004       48,265,500       4,827    627,402           -     (941,469)       (309,240)  0
--------------------------------------------------------------------------------------------------------------------

     Net income for the year ended
           November 30, 2005                   -           -          -           -      142,417         142,417
----------------------------------------------------------------------------------------------------------------
     Balance, November 30, 2005       48,265,500     $ 4,827 $ 627,402  $         - $   (799,052) $    (166,823)
--------------------------------------==========================================================================

                      See Notes to the Financial Statements

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                Statements of Stockholders' Equity (Deficit) From
             November 2, 1998 (inception) through November 30, 2007
--------------------------------------------------------------------------------

Stock issued March 1, 2006
In exchange for services                         1,000,000           100           900              -               -         1,000

Net (loss) for the year ended
November 30, 2006                                        -             -             -              -         (47,203)      (47,203)
                                                ------------------------------------------------------------------------------------

                                                49,265,500    $    4,927    $  628,302            $ -     $  (846,255)    $(213,026)
                                                ====================================================================================




Stock issued August 15, 2007
In exchange of Property & Equipment             18,000,000         1,800       718,200              -               -       720,000
& Goodwill

Net (loss) for the year ended
November 30, 2007                                        -             -             -              -        (376,336)     (376,336)
                                                ------------------------------------------------------------------------------------

                                                67,265,500    $    6,727    $1,346,502            $ -     $(1,222,591)    $ 130,638
                                                ====================================================================================




                      See Notes to the Financial Statements

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                              November 2, 1998
                                                                                                                 (inception)
                                                                          Year Ended        Year Ended             through
                                                                         November 30,      November 30,          November 30,
                                                                             2007              2006                 2007
                                                                             ----              ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
      Net income (loss)                                                  $ (376,336)         $(47,203)         $(1,222,591)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
      Depreciation expense                                                        -             1,000               73,274
      Common stock issued for services                                            -                 -              113,375
      Gain on sale of Investment                                                  -                 -             (359,583)
 Impairment Loss                                                            331,261                 -              331,261
      Write-down of leasehold improvements                                        -                 -                2,663
      Write-down of notes receivable                                              -                 -              (11,435)
      Accrued interest expense - note payable                                41,459            25,412              134,490
      Accrued interest income - notes receivable                            (12,637)           (8,309)            (106,352)
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                   -            35,967                    -
     (Increase) decrease in notes receivable                                  8,741                 -             (461,899)
      Increase (decrease) in accounts payable                                 3,410            (6,996)              33,597
                                                                         ----------          --------          -----------

     Net Cash Provided by (Used in) Operating Activities                     (4,102)             (129)          (1,473,200)

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
      Net sale (purchase) of fixed assets                                         -                 -              (60,937)
     Proceeds from sale of investment shares                                      -                 -              489,061
                                                                         ----------          --------          -----------

     Net Cash Provided by (Used in) Investing Activities                          -                 -              428,124

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
     Bank Advances                                                            2,834                 -                2,834
     Issuance of common stock                                                     -                 -              156,262
     Payment of common stock subscription receivable                              -                 -              206,239
     Proceeds from notes payable                                              1,185               212              679,741
                                                                         ----------          --------          -----------

     Net Cash Provided by (Used in) Financing Activities                      4,019               212            1,045,076
                                                                         ----------          --------          -----------

     Net Increase (Decrease) in Cash                                            (83)               83                    -

     Cash at Beginning of Year                                                   83                 -                    -
                                                                         ----------          --------          -----------

     Cash at End of Year                                                 $        -          $     83          $         -
                                                                         ==========          ========          ===========

     Supplemental  Cash Flow Disclosures:

     Cash paid during period for interest                                $        -          $13,500
                                                                         ==========          =======
     Cash paid during period for taxes                                   $        -          $     -
                                                                         ==========          =======

Non-Cash flows activities

Shares issued for Property & Equipment                                   $  605,000          $     -

Shares issued for Goodwill                                               $  115,000
Notes receivable-related party offset with Note Payable                     181,878
Notes receivable exchange for Goodwill                                      216,261
                                                                         ----------

                                                                         $1,118,139
                                                                         ==========



                      See Notes to the Financial Statements

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2007

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

     GLOBAL BIOTECH CORP. (the "Company") was incorporated in the State of Delaware on November 2, 1998 to be an Application Service provider in the E-Health sector. On March 5, 2003 this business was sold and the Company attempted to enter the vehicle tracking market, unsuccessfully. On February 25, 2005 that attempt was discontinued. On August 15, 2007 the Company finalized an Agreement and acquired assets to enter the oxygenated bottled water market.

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

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2007

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

g. Depreciation

Depreciation is provided on a straight-line basis over the estimated useful lives, 5 years for tenant improvements, and 5 - 7 years for equipment.


h. Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted cash flows, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of such assets. Management believes that there were no such impairments of at November 30, 2007.

i. Revenue Recognition and Deferred Revenue

The Company's revenues recognized from inception to November 30, 2007 were software consultation. Revenue, in respect of all services described, is recognized on completion of services, when collectability is reasonably assured.

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2007




j. Foreign Currency Exchange

We record our transactions in US dollars.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes assets and

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2007



liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the impact of adopting this statement.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, ("SFAS No. 157"), which establishes a framework for measuring fair value and expands disclosures about fair value measurements. Additionally, the pronouncement provides guidance on definition, measurement, methodology and use of assumptions and inputs in determining fair value. In February 2008, the FASB issued FASB Staff Position ("FSP") 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 ("FSP 157-1") and FSP 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"). FSP 157-1 removes certain leasing transactions from the scope of SFAS No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. SFAS No. 157 for financial assets and financial liabilities is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FAS 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company is currently evaluating the impact of adopting this statement.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS No. 141R"). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on its financial statements.

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2007





NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $376,336 for the year ended November 30, 2007 and a net loss of $1,222,591 during the period from November 2, 1998 (inception) through November 30, 2007. At November 30, 2007 the Company had negative working capital of $474,362 and stockholders' equity of $130,638. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The officers and directors are committed to help in raising funds to fill any operating cash flow shortages during the next fiscal year until the organization can generate sufficient funds from operations to meet current operating expenses and overhead, although there are no guarantees that this commitment will be met.

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2007


NOTE 4. NOTES RECEIVABLE

As of November 30, 2007 notes receivable consist of:
                                                November 30,        November 30,
                                                    2007               2006

Advanced Fluid Technologies
(periodic loans                                    $0                $216,261
to Advanced Fluid, all
prior to Dec. 1, 2004)

Anthony Ierfino
(funds due from the sale of
shares of investment                               $0                $177,982
in other companied to Mr. Ierfino at              ______________________________
 a premium to market price)
                                                   $0                $394,243
                                                  ______________________________

NOTE5. PROPERTY & EQUIPMENT

On August 15, 2007 the Company acquired Oxygentation Equipment with a cost of $605,000 in exchange for common shares (see Note 10 & 12).

                                                November 30,        November 30,
                                                    2007               2006
                                                    ----               ----
         Oxygenation equipment                    $ 605,000         $ --
         Computer equipment                       $ --              $ 72,219
                                                   --------         --------
                                                  $ 605,000         $ 72,219
         Less Accumulated Depreciation             --               ( 72,219)
                                                  ---------         --------
         Net Property and Equipment               $ 605,000         $ --
                                                  =======================

The Oxygenation Unit will be utilized, starting June/July 2008. The Company will then start depreciating it over its estimated useful life of 7 years on the straight line.

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2007


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

                                                November 30,       November 30,
                                                    2007               2006
                                                ------------------------------
Net income (loss) from operations                $(376,336)      $   (47,203)

Basic income / (loss) per share                  $   (0.01)      $     (0.00)
                                                ===============================
Weighed average number of shares outstanding    54,542,212        48,765,500
                                                ===============================

NOTE 7. NOTES PAYABLE

Note payable as of November 30, 2007, 2006 consist of the following:

                                                    2007          2006
                                                --------------------------

Note payable to Millenia Hope, Inc. unsecured, with annual interest rate 7%.


                                      .            $436,534     $576,953

                                                   --------     --------




NOTE 8. INCOME TAXES

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

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2007


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



Utilization of the net operating losses and credit carry-forwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. None of the valuation allowance recognized was allocated to reduce goodwill or other non-current intangible assets of an acquired entity or directly to contributed capital At November 30, 2007 the Company had net operating losses carry-forward of $960,000. The tax benefits resulting for these losses have been estimated as follows:



                                                         November 30, 2007
                                                         -----------------
Gross income tax benefit                                    $   326,000
Valuation allowance                                             326,000
                                                            -----------
Net income tax benefit                                      $         0
                                                            ===========

Deficit - December 1, 2006                                  $  (846,255)
Net Loss for Year ended November 30, 2007                      (376,336)
                                                            -----------
Deficit - November 30, 2007                                 $(1,222,591)
                                                            ===========
..

NOTE 9. STOCK TRANSACTIONS

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

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2007


On March 1, 2006 the Company issued 1,000,000 shares of common stock in settlement of services of $1,000.

On August 15, 2007 the Company issued 18,000,000 shares of common stock in settlement of Property & Equipment of $605,000 and goodwill of $115,000, a total of $720,000

As of November 30, 2007 the Company had 67,265,500 shares of common stock issued and outstanding



NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2007 and 2006:

Common stock, $ 0.0001 par value; 70,000,000 shares authorized; 67,265,500 shares issued and outstanding in 2007 and 49,265,500 in 2006.

NOTE 11. SIGNIFICANT EVENTS

On August 15, 2007 the Company finalized an agreement with Advanced Fluid Technologies (AFT) to purchase their to be patented oxygenation unit and all technical know how, intellectual properties, methodologies and all information pertaining to the following: the fixation of the oxygen molecule to water or any other fluid and/or to the building and maintenance of the oxygenation unit. Furthermore, all trademarks for the name AquaBoost Oxygenated Water, currently in force in the U.S., Canada, and Mexico and the right to use and register said name globally, were transferred to the Company.

Purchase price, for all the aforementioned assets, is a combination of debt this being the $ 216,261 due by AFT to the Company in a note payable as of August 26, 2005, and 18 million newly issued shares of the Company's common stock, valued at $0.04 per share or $720,000. The Company recorded $605,000 as equipment and $331,261 as good will at that time. The company wrote off the good will at August 31, 2007, due to the lack of certainty of the commercialization-potential of this oxygenation- process .

Pursuant to the above stock issuance to Advanced Fluid Technologies, the assets listed in the Agreement were transferred to the Company.

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2007




NOTE 12. SUBSEQUENT EVENTS

On December 6, 2007 the Company raised its authorized Common shares to 260,000,000 and authorized 80,000,000 $0.0001 par value blank check Preferred shares.