Form 10QSB
period 2008-02-29
Global Biotech Corp.
filed 2008-08-28
CIK 1126162

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM -10QSB

     QUARTARLY REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 29, 2008

                          Commission file number 0-3327


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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 29, 2008 Issuer had 67,265,500 outstanding shares of Common Stock.

                                      INDEX
PART I:  FINANCIAL INFORMATION                                                        1

     Item 1.  Financial Statements                                                    1

Balance Sheets at February 29, 2008(Unaudited), November 30, 2007                     1
Statements of Operations (Unaudited) for the Three months ended February 29, 2008
and February 28, 2007 and from Inception (November 2, 1998) to February 29 2008.      2
Statement of Cash Flows (Unaudited) for the Three months ended February 29, 2008
and February 28, 2007 and from Inception (November 2, 1998) to February 29, 2008.     3
Notes to the Financial Statements  (Unaudited).                                       4

     Item 2.  Plan of Operations                                                      6

     Item 3.  Controls and Procedures                                                 9

PART II:  OTHER INFORMATION                                                          10

     Item 2.  Sales of Unregistered Securities                                       10

     Item (b) Exhibits and Reports On Form                                           10

SIGNATURES                                                                           10

                              GLOBAL BIOTECH CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                  ASSETS
                                                  ------

                                                                                Feburary 29, 2008     Novmber 30, 2007
                                                                                   (Unaudited)
Current Assets
  Cash                                                                             $       326          $         -

                                                                                   -----------          -----------
  Total current assets                                                                     326                    -

  Property & Equipment (Net)                                                           605,000              605,000
                                                                                   -----------          -----------

Total Assets                                                                       $   605,326          $   605,000
                                                                                   ===========          ===========


                                   LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
  Bank Advances                                                                    $         -          $     2,834
  Accounts payables  and accrued liabilities                                            35,097               33,597
  Notes Payable related party                                                            9,597                1,397

  Notes Payable                                                                        444,173              436,534
                                                                                   -----------          -----------

  Total current liabilities                                                            488,867              474,362
                                                                                   -----------          -----------

Stockholders' Equity

  Preferred stock, $0.0001 par value
    authorized 80,000,00 shares
    0 shares issued and outstanding Feburary 29, 2008
    and November 30, 2007                                                                    -                    -
  Common stock,  $0.0001 par value authorized
    260,000,000 shares: issued and
    outstanding 67,265,500 Feburary 2008 and November 30, 2007                           6,727                6,727
  Paid in capital                                                                    1,346,502            1,346,502
  Deficit accumulated during the development stage                                  (1,236,770)          (1,222,591)
                                                                                   -----------          -----------

  Total Stockholders' Equity                                                           116,459              130,638
  Total liabilities and Stockholders' Equity                                       $   605,326          $   605,000
                                                                                   ===========          ===========

See the accompanying notes to financial statements.

                              GLOBAL BIOTECH CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                                      From inception
                                                          Three Months        Three Months          (November 2, 1998)
                                                             Ended            Ended                        to
                                                        Feburary 29, 2008     Feburary 28, 2007     Feburary 29, 2008
Revenues:                                                 $          -          $          -          $    944,811

Cost of Revenues:                                                    -                     -               603,063
                                                          ------------          ------------          ------------
                                                                     -                     -               341,748
Operating Expenses:
   Bad Debt Exp.                                                     -                     -               120,844
   Licensing rights                                                  -                     -               700,000
   Depreciation Exp                                                  -                     -                73,274
   Marketing                                                         -                     -               236,266
   Professional Fees                                             1,500                 1,000               148,924
   Selling, general and administrative expenses                  5,040                    19               277,617
                                                          ------------          ------------          ------------
Total Operating Expenses                                         6,540                 1,019             1,556,925

                                                          ------------          ------------          ------------
(Loss) before other income (expense)                            (6,540)               (1,019)           (1,215,177)

Other income (expense):
   Other income                                                      -                     -                81,052
   Interest income                                                   -                 3,115               111,878
   Interest Expense                                             (7,639)              (10,097)             (251,617)
   Gain on Sale of Investment                                        -                     -               359,583
   Impairment Loss                                                   -                     -              (331,261)
   Write down - leashold improvements                                -                     -                (2,663)
   Write down - Notes receivable                                     -                     -                11,435
                                                          ------------          ------------          ------------

   Total other income (Expense)                                 (7,639)               (6,982)              (21,593)

Net (Loss)                                                $    (14,179)         $     (8,001)         $ (1,236,770)
                                                          ============          ============          ============

Basic weighted average common shares outstanding            67,265,500            49,265,500
                                                          ============          ============

Basic (Loss) per common share                             $      (0.00)         $      (0.00)
                                                          ============          ============

See the accompany notes to financial statements.

                               GLOBALBIOTECH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       Statement of Cash Flows (Unaudited)

                                                                 Three months ended               From Inception (Nov. 2, 1998)
                                                          February 29,2008  February 28,2007      to February 29, 2008

-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                        $   (14,179)       $    (8,001)         $(1,236,770)
Adjustments to reconcile net loss to net cash
used in operating activities
    Depreciation expense                                              -                  -               73,274
    Common stock issued for services                                  -                  -              113,375
    Gain on sale of Investment                                                                         (359,583)
    Impairment Loss                                                   -                  -              331,261
    Write down of leasehold improvements                              -                  -                2,663
    Write down of notes receivable                                    -                  -              (11,435)
    Accrued interest expense - note payable                       7,639             10,097              142,129
    Accrued interest income - note receivable                         -             (3,115)            (106,352)
Changes in operating assets and liabilities
    (Increase) Decrease  - accounts receivable                        -                  -                    -
    (Increase) Decrease in notes receivable                           -                  -             (461,899)
    Increase (decrease) - accounts payable                        1,500              1,000               35,097
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (used in) Operating Activities              (5,040)               (19)          (1,478,240)
-------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
Net sale (purchase of fixed assets                                    -                  -              (60,937)
Proceeds from sale of investment shares                               -                  -              489,061
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (used in) Investing Activities                   -                  -              428,124
-------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
    Bank Advances                                                (2,834)                 -                    -
    Issue of Common stock                                             -                  -              156,262
    Payment of common stock subscription receivable                   -                  -              206,239
    Payment of note receivable                                        -                  -                    -
    Proceeds from notes payable                                   8,200                170              687,941
-------------------------------------------------------------------------------------------------------------------------------
Net Cash provided by  (used in) Financing Activities              5,366                170            1,050,442
-------------------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash                                     326                151                  326

Cash at Beginning of Year                                             -                 83                    -
-------------------------------------------------------------------------------------------------------------------------------
Cash at End of Year                                         $       326        $       234          $       326
-------------------------------------------------------------------------------------------------------------------------------

Supplemental Cash Flow Disclosures:

Cash paid during period for intrest

Cash paid during period for taxes

-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to Financial Statements

                              GLOBAL BIOTECH CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                FEBRUARY 29, 2008
                                   (UNAUDITED)


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

These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included for the year ended November 30, 2007 for GLOBAL BIOTECH CORP. on form 10 KSB as filed with the Securities and Exchange Commission.

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

                              GLOBAL BIOTECH CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                FEBRUARY 29, 2008
                                   (UNAUDITED)


NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported net loss of $14,179 for the three months ended Feb 29, 2008 as well as reporting net losses of $1,236,770 from inception (November 2, 1998) to February 29, 2008. At February 29, 2008 the Company had negative working capital of $488,541 and stockholders' equity of $116,459. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


The officers and directors are committed to help in raising funds to fill any operating cash flow shortages during the next fiscal year until the organization can generate sufficient funds from operations to meet current operating expenses and overhead, although there are no guarantees that this commitment will be met.


Note 4, Related party transactions

Between December 1,2007 and February 29,2008 the Company borrowed $40,000 from related parties and repaid $31,800 to said related parties, for net borrowings of $8,200.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We have set a conservative sales objective of 4-6% of the European and American markets, or $12.5 million U.S. to $20 million U.S., by the year 2012. The fact that AquaBoost(TM) was seen by hundreds of distributors at the SIAL in Montreal, Canada in 2001 and that there is already a market in Mexico for the product, gives us confidence in our abilities to reach our sale objectives. However, no assurances can be given that the Company will meet these goals.

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

GLOBAL's vehicle tracking system was supposed to seamlessly tie together wireless communications and the Internet with global positioning technology to link vehicles to a world of unlimited wireless services. As of February 24, 2005, GLOBAL's Board of Directors concluded that its attempt to enter the vehicle tracking business was unsuccessful and entered into a provisional agreement, with Advanced Fluid Technologies Inc. (AFT), a Delaware corporation, to acquire assets from the latter corporation pursuant to entering the bottled water, more specifically, the oxygenated bottled water market. On August 15, 2007 the Company finalized this agreement with Advanced Fluid Technologies to purchase their to be patented oxygenation unit and all technical know how, intellectual properties, methodologies and all information pertaining to the following: the fixation of the oxygen molecule to water or any other fluid and/or to the building and maintenance of the oxygenation unit. Furthermore, all trademarks for the name AquaBoost Oxygenated Water, currently in force in the U.S., Canada, and Mexico and the right to use and register said name globally, are to be transferred to the Company.

Purchase price, for all the aforementioned assets, is a combination of debt this being the $216,261 due by AFT to the Company in a note payable as of August 26, 2005, and 18 million shares of the Company's common stock, valued at $0.04 per share or $720,000.

Pursuant to the August 15, 2007 issuance of stock to Advanced Fluid Technologies, all the aforesaid assets were transferred to Global Biotech.

GLOBALS's registration statement, with the Security and Exchange Commission, was accepted on July 16, 2001 and it is a reporting company. It is presently in the process of applying, via a market maker, to allow it to be traded publicly, on a North American Exchange.



Three months ended February29, 2008 compared to Feburary 28, 2007.

Professional, selling, general and administrative in 2007 was $1,019 and $6,540 in 2008. We had interest expense, on our loans, of $10,097 in 2007 and $7,639 in 2008.


As a result of the above, we had a net loss of $14,179 in 2008 and $8,001 in 2007.

Liquidity and cash flow needs of the company

From December 1st, 2007 to February 29, 2008 the company used $5,040 for operating activities while recording no revenues. From March 1, 2008 to November 30, 2008, the fiscal year end, the company estimates that its net cash flow needs will be $600,000.

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

                              GLOBAL BIOTECH CORP.
                                  (Registrant)

Dated
July 14, 2008                 By: /s/ Louis Greco
                                      President