Form 10QSB
period 2008-05-31
Global Biotech Corp.
filed 2008-08-28
CIK 1126162

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM -10QSB

     QUARTARLY REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 31, 2008

                         Commission file number 0-33271


                              GLOBAL BIOTECH CORP.
        (Exact name of Small Business Issuer as Specified in its Charter)


              DELAWARE                                     98-0229951
    state or other Jurisdiction of                      (I.R.S Employer
    Incorporation or Organization)                     Identification No.)



               3810 St. Patrick Suite 2D Montreal, Quebec H4E 1A4
                    (Address of Principal Executive Offices)


                                 (514) 935-8589
                 Issuer's Telephone Number Including Area Code)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At July 18, 2008 Issuer had 67,265,500 outstanding shares of Common Stock.

                                      INDEX
PART I:  FINANCIAL INFORMATION                                                            1


     Item 1.  Financial Statements                                                        1

Balance Sheets at May 31, 2008(Unaudited), November 30, 2007                              1
Statements of Operations (Unaudited) for the Six and Three months ended May 31, 2008
and May 31, 2007 and from Inception (November 2, 1998) to May 31, 2008.                   2
Statement of Cash Flows (Unaudited) for the Six months ended May 31, 2008 and May
31, 2007 and from Inception (November 2, 1998) to May 31, 2008.                           3
Notes to the Financial Statements  (Unaudited).                                           4

     Item 2.  Plan of Operations                                                          6

     Item 3.  Controls and Procedures                                                     9

PART II:  OTHER INFORMATION                                                              10

     Item 2. Sales of Unregistered Securities                                            10

     Item (b) Exhibits and Reports On Form                                               10

SIGNATURES                                                                               10

                              GLOBAL BIOTECH CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                ASSETS

                                                                                May 31, 2008        Nov. 30, 2007
                                                                                (Unaudited)
Current Assets
   Cash                                                                         $       103          $         -

                                                                                -----------          -----------
   Total current assets                                                                 103                    -

   Property & Equipment (Net)                                                       605,000              605,000
                                                                                -----------          -----------

Total Assets                                                                    $   605,103          $   605,000
                                                                                ===========          ===========


                                   LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
   Bank Advances                                                                $         -          $     2,834
   Accounts payables  and accrued liabilities                                        36,597               33,597
   Notes Payable related party                                                        9,797                1,397

   Notes Payable                                                                    451,946              436,534
                                                                                -----------          -----------

   Total current liabilities                                                        498,340              474,362
                                                                                -----------          -----------

Stockholders' Equity

   Preferred stock, $0.0001 par value
     authorized 80,000,00 shares
     0 shares issued and outstanding May 31 2008,
     and November 31, 2007                                                                -                    -
   Common stock,  $0.0001 par value authorized
     260,000,000 shares: issued and
     outstanding 67,265,500 May 31 2008 and November 30, 2007                         6,727                6,727
   Paid in capital                                                                1,346,502            1,346,502
   Deficit accumulated during the development stage                              (1,246,466)          (1,222,591)
                                                                                -----------          -----------

   Total Stockholders' Equity                                                       106,763              130,638
   Total liabilities and Stockholders' Equity                                   $   605,103          $   605,000
                                                                                ===========          ===========

See the accompanying notes to financial statements.

                              GLOBAL BIOTECH CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months    Three Months     Six Months     Six Months      Inception
                                                       Ended           Ended            Ended          Ended           to
                                                       May 31, 2008    May 31, 2007     May 31, 2008   May 31, 2007    May 31, 2008

Revenues:                                              $          -    $          -    $          -    $          -    $    944,811

Cost of Revenues:                                                 -               -               -               -         603,063
                                                       ------------    ------------    ------------    ------------    ------------
                                                                  -               -               -               -         341,748
Operating Expenses:
             Bad Debt Exp                                         -               -               -               -         120,844
             Licensing rights                                     -               -               -               -         700,000
             Depreciation Exp                                     -               -               -               -          73,274
             Marketing                                            -               -               -               -         236,266
             Professional Fees                                1,500           1,500           3,000           2,500         150,424
             Selling, general and administrative                423              (4)          5,463              15         278,040
                                                       ------------    ------------    ------------    ------------    ------------
Total Operating Expenses                                      1,923           1,496           8,463           2,515       1,558,848

                                                       ------------    ------------    ------------    ------------    ------------
(Loss) before other income (expense)                         (1,923)         (1,496)         (8,463)         (2,515)     (1,217,100)

Other income (expense):
             Other Interest income                                -               -               -               -          81,052
             Interest income                                      -           3,169               -           6,284         111,878
             Interest Expense-Related Party                  (7,773)        (10,273)        (15,412)        (20,370)       (259,390)
             Gain on Sale of Investment                           -               -               -               -         359,583
             Impairment Loss                                      -               -               -               -        (331,261)
             Write down - leashold improvements                   -               -               -               -          (2,663)
             Write down - Notes receivable                        -               -               -               -          11,435
                                                       ------------    ------------    ------------    ------------    ------------

             Total other income (Expense)                    (7,773)         (7,104)        (15,412)        (14,086)        (29,366)

Net (Loss)                                             $     (9,696)   $     (8,600)   $    (23,875)   $    (16,601)   $ (1,246,466)
                                                       ============    ============    ============    ============    ============

Basic weighted avg. common shares outstanding            67,265,500      49,265,500      67,265,500      49,265,500
                                                       ============    ============    ============    ============

Basic (Loss) per common share                          $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                                       ============    ============    ============    ============

See the accompanying notes to financial statements.

                               GLOBALBIOTECH CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                       Statement of Cash Flows (Unaudited)

                                                                                                 From Inception
                                                                 Six months ended              (November 2, 1998)
                                                          May 31, 2008      May 31, 2007        to May 31, 2008

---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income (loss)                                     $   (23,875)      $   (16,601)          $(1,246,466)
Adjustments to reconcile net loss to net cash
used in operating activities
    Depreciation expense                                            -                 -                73,274
    Common stock issued for services                                -                 -               113,375
    Gain on sale of Investment                                                                       (359,583)
    Impairment Loss                                                 -                 -               331,261
    Write down of leasehold improvements                            -                 -                 2,663
    Write down of notes receivable                                  -                 -               (11,435)
    Accrued interest expense - note payable                    15,412            20,370               149,902
    Accrued interest income - note receivable                       -            (6,284)             (106,352)
Changes in operating assets and liabilities
    (Increase) Decrease  - accounts receivable                      -                 -                     -
    (Increase) Decrease in notes receivable                         -                 -              (461,899)
    Increase (decrease) - accounts payable                      3,000             2,500                36,597
---------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (used in) Operating Activities             (5,463)             (15)           (1,478,663)
=====================================================================================================================

Cash Flows from Investing Activities
Net sale (purchase of fixed assets                                   -                -               (60,937)
Proceeds from sale of investment shares                              -                -               489,061
=====================================================================================================================
Net Cash Provided by (used in) Investing Activities                  -                -               428,124
=====================================================================================================================

Cash Flows from Financing Activities
    Bank Advances                                               (2,834)               -                     -
    Issue of Common stock                                            -                -               156,262
    Payment of common stock subscription receivable                  -                -               206,239
    Proceeds from notes payable-related party                    8,400              170               688,141
=====================================================================================================================
Net Cash provided by  (used in) Financing Activities             5,566              170             1,050,642
---------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash                                    103              155                   103

Cash at Beginning of Year                                            -               83                     -
---------------------------------------------------------------------------------------------------------------------
Cash at End of Year                                       $        103      $       238           $       103
=====================================================================================================================

Supplemental Cash Flow Disclosures:

Cash paid during period for intrest

Cash paid during period for taxes

---------------------------------------------------------------------------------------------------------------------
See accompanying notes to Financial Statements

                              GLOBAL BIOTECH CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  MAY 31, 2008
                                   (UNAUDITED)


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

                              GLOBAL BIOTECH CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  MAY 31, 2008
                                   (UNAUDITED)


NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported net loss of $9,696 and $23,875 for the three and six months ended May 31, 2008 as well as reporting net losses of $1,246,466 from inception (November 2, 1998) to May 31, 2008. At May 31, 2008 the Company had negative working capital of $498,237 and stockholders' equity of $106,763. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


The officers and directors are committed to help in raising funds to fill any operating cash flow shortages during the next fiscal year until the organization can generate sufficient funds from operations to meet current operating expenses and overhead, although there are no guarantees that this commitment will be met



Note 4, Related party transactions

Between March 1,2008 and May 31,2008 the Company borrowed $5,200 from related parties and repaid $5,000 to said parties, for net borrowings of $200.

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



Three months ended May 31, 2008 compared to May 31, 2007.

Professional, selling, general and administrative in 2007 was $1,496 and $1,923 in 2008. We had interest expense, on our loans, of $10,273 in 2007 and $7,773 in 2008.


As a result of the above, we had a net loss of $8,600 in 2007 and $9,696 in 2008.

Six months ended May 31, 2008  compared to May 31, 2007

Professional, selling, general and administrative in 2007 was $2,515 and $8,463 in 2008. We had interest expense of $20,370 in 2007 and $15,412 in 2008.

As a result of the above, we had a net 6 month loss of $16,601 in 2007 and $23,875 in 2008.

Liquidity and cash flow needs of the company

From December 1st, 2007 to May 31, 2008 the company used $5,463 for operating activities while recording no revenues. From June 1, 2008 to November 30, 2008, the fiscal year end, the company estimates that its net cash flow needs will be $600,000.

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

                              GLOBAL BIOTECH CORP.
                                  (Registrant)

Dated
July 18, 2008                 By: /s/ Louis Greco
                                    President