Form 10-Q
period 2008-08-31
Global Biotech Corp.
filed 2008-12-05
CIK 1126162

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2008

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to _______________

                        Commission File Number 000-33271

                               GLOBAL BIOTECH CORP
             (Exact name of registrant as specified in its charter)

                DELEWARE                                 98-0229951
        (State of Incorporation)            (I.R.S. Employer Identification No.)

   5800 Metropolitan Blvd E suite 328                      H1S 1A7
(Address of principal executive offices)                  (Zip Code)

                                 (514) 365-0330
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer |_|           Accelerated Filer |_|
Non-Accelerated Filer |_|             Smaller Reporting Company |X|

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). Yes X


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 14, 2008, the Registrant had 67,265,500 shares of Common Stock outstanding.

                                      INDEX

PART I:  FINANCIAL INFORMATION                                                        1

     Item 1.  Financial Statements                                                    1

Balance Sheets at August 31, 2008(Unaudited), November 30, 2007                       1
Statements of Operations (Unaudited) for the Nine and Three months ended August
31, 2008 and 2007 and from Inception (November 2, 1998) to 2008.                      2
Statement of Cash Flows (Unaudited) for the Nine months ended August 31, 2008
and 2007 and from Inception (November 2, 1998) to 2008.                               3
Notes to the Financial Statements.                                                    4

     Item 2.  Plan of Operations                                                      6

     Item 3.  Controls and Procedures                                                 9

PART II:  OTHER INFORMATION                                                          10

     Item 2.  Exhibits and Reports On Form

SIGNATURES                                                                           10

PART I:  FINANCIAL INFORMATION

     Item 1.  Financial Statements


                              GLOBAL BIOTECH CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                          ASSETS
                                          ------

                                                            August 31,2008      Nov. 30, 2007
                                                            (Unaudited)
Current Assets
   Cash                                                     $        35         $         -

                                                            -----------         -----------
   Total current assets                                              35                   -

   Property & Equipment (Net)                                   605,000             605,000
                                                            -----------         -----------

Total Assets                                                $   605,035         $   605,000
                                                            ===========         ===========


                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------


Current Liabilities
   Bank Advances                                            $         -         $     2,834
   Accounts payables  and accrued liabilities                    38,097              33,597
   Notes Payable related party                                   30,632               1,397

   Notes Payable                                                459,855             436,534
                                                            -----------         -----------

   Total current liabilities                                    528,584             474,362
                                                            -----------         -----------

Stockholders' Equity

   Preferred stock, $0.0001 par value
   authorized 80,000,00 shares
   0 shares issued & outstanding Aug31,2008,Nov30. 2007               -                   -

   Common stock,  $0.0001 par value authorized
           260,000,000 shares: issued and
   outstanding 67,265,500 August 31,2008, Nov 30, 2007            6,727               6,727
   Paid in capital                                            1,346,502           1,346,502
   Deficit accumulated during the development stage          (1,276,778)         (1,222,591)
                                                            -----------         -----------

   Total Stockholders' Equity                                    76,451             130,638
                                                            -----------         -----------
   Total liabilities and Stockholders' Equity               $   605,035         $   605,000
                                                            ===========         ===========

See the accompanying notes to financial statements.

                              GLOBAL BIOTECH CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
       FOR THE THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 2008 AND 2007
              FORM INCEPTION (NOVEMBER 2, 1998) TO AUGUST 31, 2008
                                   (UNAUDITED)

                                                 Three Months      Three Months     Nine Months      Nine Months      Inception
                                                 Ended             Ended            Ended            Ended            to
                                                 August 31, 2008   August 31, 2007  August 31, 2008  August 31, 2007  August31, 2008
Revenues:                                        $          -      $          -     $          -     $          -     $    944,811
Cost of Revenues:                                           -                 -                -                -          603,063
                                                 ------------      ------------     ------------     ------------     ------------
                                                            -                 -                -                -          341,748
Operating Expenses:
             Bad debt expense                               -                 -                -                -          120,844
             Licensing rights                               -                 -                -                -          700,000
             Depreciation expense                           -                 -                -                -           73,274
             Marketing                                      -                 -                -                -          236,266
             Professional Fees                          1,500             1,500            4,500            4,000          151,924
             Selling, general and administrative       20,903             2,702           26,366            2,717          298,943
                                                 ------------      ------------     ------------     ------------     ------------
Total Operating Expenses                               22,403             4,202           30,866            6,717        1,581,251

                                                 ------------      ------------     ------------     ------------     ------------
(Loss) before other income (expense)                  (22,403)           (4,202)         (30,866)          (6,717)      (1,239,503)

Other income (expense):
             Other Interest income                          -                 -                -                -           81,052
             Interest income                                -             3,225                -            9,509          111,878
             Interest Expense-Related Party            (7,909)          (10,453)         (23,321)         (30,823)        (267,299)
             Gain on Sale of Investment                     -                 -                -                -          359,583
             Impairment loss                                -          (331,261)               -         (331,261)        (331,261)
             Write down - leashold improvements             -                 -                -                -           (2,663)
             Write down - Notes receivable                  -                 -                -                -           11,435
                                                 ------------      ------------     ------------     ------------     ------------

             Total other income (Expense)              (7,909)         (338,489)         (23,321)        (352,575)         (37,275)

Net (Loss)                                       $    (30,312)     $   (342,691)    $    (54,187)    $   (359,292)     $ (1,276,778)
                                                 ============      ============     ============     ============      ============

Basic weighted avg. common shares outstanding      67,265,500        49,465,500       67,265,500       49,331,666
                                                 ============      ============     ============     ============

Basic (Loss) per common share                    $      (0.00)     $      (0.01)    $      (0.00)    $      (0.01)
                                                 ============      ============     ============     ============

See the accompanying notes to financial statements.

                               GLOBALBIOTECH CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             Statement of Cash Flows
          For the Nine Months Ended August 31, 2008 and August 31, 2007
              From inception (November 2, 1998) to August 31, 2008
                                   (Unaudited)

                                                                   Nine months ended                From Inception (Nov. 2, 1998)
                                                          August 31,2008       August 31,2007       to August 31, 2008
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                      $   (54,187)         $  (359,292)         $(1,276,778)
Adjustments to reconcile net loss to net cash
used in operating activities
   Depreciation expense                                             -                    -               73,274
   Common stock issued for services                                 -              115,000              228,375
   Gain on sale of Investment                                (359,583)
   Payment of Note Receivable for services                          -              216,261              216,261
   Write down of leasehold improvements                             -                    -                2,663
   Write down of notes receivable                                   -                    -              (11,435)
   Accrued interest expense - note payable                     23,321               30,823              157,811
   Accrued interest income - note receivable                        -               (9,509)            (106,352)
Changes in operating assets and liabilities
   (Increase) Decrease  - accounts receivable                       -                    -                    -
   (Increase) Decrease in notes receivable                          -                8,741             (470,640)
   Increase (decrease) - accounts payable                       4,500               (3,090)              38,097
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (used in) Operating Activities           (26,366)              (1,066)          (1,508,307)
---------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
Net sale (purchase) of fixed assets                                 -                    -              (60,937)
Proceeds from sale of investment shares                             -                    -              489,061
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (used in) Investing Activities                 -                    -              428,124
---------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
      Bank Advances                                            (2,834)                   -                    -
      Issue of Common stock                                         -                    -              156,262
      Payment of common stock subscription receivable               -                    -              206,239
      Payment of Note Receivable                                    -                    -                8,741
      Proceeds from notes payable                              29,235                1,185              708,976
---------------------------------------------------------------------------------------------------------------------------------
Net Cash provided by  (used in) Financing Activities           26,401                1,185            1,080,218
---------------------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash                                    35                  119                   35
Cash at Beginning of Year                                           -                   83                    -
---------------------------------------------------------------------------------------------------------------------------------
Cash at End of Year                                       $        35          $       202          $        35
---------------------------------------------------------------------------------------------------------------------------------

Supplemental Cash Flow Disclosures:
Cash paid during period for intrest                       $         -          $         -          $         -
Cash paid during period for taxes                         $         -          $         -          $         -

---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to Financial Statements

                              GLOBAL BIOTECH CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 AUGUST 31, 2008
                                   (UNAUDITED)


NOTE 1 -  BASIS OF PRESENTATION

The accompanying unaudited financial statements of GLOBAL BIOTECH CORP. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

                              GLOBAL BIOTECH CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 AUGUST 31, 2008
                                   (UNAUDITED)


NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported net loss of $30,312 and $54,187 for the three and nine months ended August 31, 2008 as well as reporting net losses of $1,276,778 from inception (November 2, 1998) to August 31, 2008. At August 31, 2008 the Company had negative working capital of $528,549 and stockholders equity of $76,451. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The officers and directors are committed to help in raising funds to fill any operating cash flow shortages during the next fiscal year until the organization can generate sufficient funds from operations to meet current operating expenses and overhead, although there are no guarantees that this commitment will be met.


NOTE 4 - RELATED PARTY TRANSACTIONS

Between June 1, 2008 and August 31, 2008 the Company borrowed $29,325 ($31,200
CAD) from related parties ands repaid $8,490 ($9,029CAD) to said parties, for net borrowing of $20,835 ($22,171CAD).

The balance due related parties, as of August 31,2008, was $30,632. No interest was charged, by the related parties to the Company, on this balance.

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

Plan of Operation.

The following discussion should be read in conjunction with the financial statements and related notes which are included elsewhere in this Form 10-Q.

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

GLOBAL's vehicle tracking system was supposed to seamlessly tie together wireless communications and the Internet with global positioning technology to link vehicles to a world of unlimited wireless services. As of February 24, 2005, GLOBAL's Board of Directors concluded that its attempt to enter the vehicle tracking business was unsuccessful and entered into a provisional agreement, with Advanced Fluid Technologies Inc. (AFT), a Delaware corporation, to acquire assets from the latter corporation pursuant to entering the bottled water, more specifically, the oxygenated bottled water market. On August 15, 2007 the Company finalized this agreement with Advanced Fluid Technologies to purchase the, to be patented, oxygenation unit and all technical know how, intellectual properties, methodologies and all information pertaining to the following: the fixation of the oxygen molecule to water or any other fluid and/or to the building and maintenance of the oxygenation unit. Furthermore, all trademarks for the name AquaBoost Oxygenated Water, currently in force in the U.S., Canada, and Mexico and the right to use and register said name globally, are to be transferred to the Company.

Purchase price, for all the aforementioned assets, was a combination of debt this being the $216,261 due by AFT to the Company in a note payable as of August 26, 2005, and 18 million shares of the Company's common stock, valued at $0.04 per share or $720,000.

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



..

Three months ended August 31, 2008 compared to 2007.

Selling, General and administrative in 2007 were $2,702 and $20,903 in 2008. In 2008 we paid professional fees of $20,680 for Regulatory Expense in connection with our attempt to list Global Biotech for trading on a Stock Exchange. We had net interest expense, on our loans, of $7,228 in 2007 and $7,909 in 2008.

In the third quarter of 2007 we wrote off the other costs incurred from the purchase of the oxygenation unit that allows us to produce Aquaboost(TM) oxygenated water and, down the road, other oxygenated drinks, as impairment of goodwill in the amount of $331,261. As we are not certain what will happen with our oxygenated drinks, we have expensed the full amount of this goodwill in Q3 2007. In 2008 we did not have this expense.

As a result of the above, we had a net loss of $30,312 in 2008 and $342,691 in 2007.

Nine months ended August 31, 2008 compare to 2007.

Selling, General and administrative in 2007 were $2,717 and $26,366 in 2008. In 2008 we paid professional fees of $20,680 for Regulatory Expense in connection with our attempt to list Global Biotech for trading on a Stock Exchange. We had net interest expense, on our loans, of $21,314 in 2007 and $23,321 in 2008.

In the third quarter of 2007 we wrote off the other costs incurred from the purchase of the oxygenation unit that allows us to produce Aquaboost(TM) oxygenated water and, down the road, other oxygenated drinks, as impairment of goodwill in the amount of $331,261. As we are not certain what will happen with our oxygenated drinks, we have expensed the full amount of this goodwill in Q3. In 2008 we did not have this expense.

As a result of the above, we had a net loss of $54,187 in 2008 and $359,292 in 2007.

Liquidity and cash flow needs of the company

From December 1st, 2007 to August 31, 2008 the company used $26,366 for operating activities while recording no revenues. From September 1, 2008 to November 30, 2008, the fiscal year end, the company estimates that its net cash flow needs will be $45,000.

Item 3. CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

As of the close of the period covered by this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls) and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Principal Executive Officer (President). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusion of the Principal Executive Officer about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation. Based upon that evaluation, the Principal Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company requires to be included in this Quarterly Report on form 10-QSB. There have been no changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

                                     GLOBAL BIOTECH CORP.
                                         (Registrant)

Dated
November 14, 2008                     By: /s/ Louis Greco
                                              President