Form 10KSB/A
period 2007-11-30
Global Biotech Corp.
filed 2008-12-24
CIK 1126162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549


Form 10-KSB/A
(Amendment No. 1)



ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2007


Commission File Number 000-33271



GLOBAL BIOTECH CORP.


Delaware                                             98-022951
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                       Identification No.)


5800 Metropolitan Blvd E Suite 328
Montreal, Quebec H1S 1A7
ADDRESS OF principal Executive Offices)

Issuer's telephone number: (514) 365-0330


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



Sarbane Oxley Declarations

                                   SIGNATURES

In accordance with the requirement of the Securities Exchange Act, this Annual Report or Amendment was signed by the following persons in the capacities and on the dates stated:



                                   GLOBAL BIOTECH CORP.


Date: December 24, 2008            /s/ Louis Greco
                                   ---------------------------
                                   Louis Greco, President, Director
                                   (Principal Executive and Financial Officer)

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