Form 10-Q/A
period 2008-02-29
Global Biotech Corp.
filed 2008-12-24
CIK 1126162

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            _________________________

                                   FORM 10-Q/A
                                (Amendment No. 1)

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2008

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

                        Commission File Number 000-33271

                               GLOBAL BIOTECH CORP
             (Exact name of registrant as specified in its charter)

             DELAWARE                                 98-0229951
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

As of February 29, 2008, the Registrant had 67,265,500 shares of Common Stock outstanding.

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

                              GLOBAL BIOTECH CORP.
                                  (Registrant)


Dated
December 24, 2008             By: /s/ Louis Greco
                                      President