Form 10-K
period 2008-11-30
Global Biotech Corp.
filed 2009-03-02
CIK 1126162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2008

Commission File Number 000-33271


GLOBAL BIOTECH CORP.


Delaware                                                 98-022951
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                       Identification No.)


5800 Metropolitan Blvd E Suite 328
Montreal, Quebec H1S 1A7
ADDRESS OF principal Executive Offices)

Issuer's telephone number: (514) 333-4545

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

Yes |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]                       Accelerated filer          [_]

Non-accelerated filer   [_]                       Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act) Yes [x]

Check if there is no disclosure of delinquent filers, in response to Item 405 of Regulation S-B, is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information, statements incorporated by reference in Part 3 of this Form 10-K or any amendment to this Form 10-K. [X]

Issuer's revenues for its most recent fiscal year: $0

GLOBAL BIOTECH CORP.
FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS
SECTION
PART 1

Item 1.     Business                                                                           1
Item 2.     Properties                                                                        10
Item 3.     Legal Proceedings                                                                 11
Item 4.     Submission of Matters to a Vote of Security Holders                               11

PART 2

Item 5.     Market for Registrant's Common Equity and Related Stockholders' Matters           11
Item 6.     Management's Discussion and Analysis of Financial Condition and Results of
            Operation                                                                         12
Item 7.     Financial Statements and Supplementary Data                                       17
Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure.                                                                       17
Item 8a     Controls and Procedures                                                           17

PART 3

Item 9.     Directors and Executive Officers of the Registrant                                18
Item 10.    Executive Compensation                                                            23
Item 11.    Security Ownership of Certain Beneficial Owners and Management                    24
Item 12.    Certain Relationship and Related Transactions                                     24

PART 4

Item 13.    Exhibits, Financial Statement Schedule and Reports on Form 8-K                    24
Item 14.    Principal Accountant Fees and Services                                            25

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


         Brand            Parts Per Million of          Oxygen Retentive Ability
                          Oxygen                        Upon Opening of a Bottle
                                                                       600ml
----------------------------------------------------------
Penta Waters              Up to 70                Not listed

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

Therefore, in contrast to a mineralized solution reducing the dissolvability of oxygen in water, as would be the case with our competitors' products, a small quantity of minerals helps us create conductivity in water. In effect, the amount of conductivity is influenced by the electrolyte strength, the nature of free ions and their concentration in water. The process modifies water's physical and chemical characteristics and allows us to bond the oxygen molecule to water.

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

PURCHASED RIGHTS

On August 15,2007 the Company finalized an agreement with Advanced Fluid Technologies to purchase their to be patented oxygenation unit and all technical know how, intellectual properties, methodologies and all information pertaining to the following: the fixation of the oxygen molecule to water or any other fluid and/or to the building and maintenance of the oxygenation unit. Furthermore; all trademarks for the name Aquaboost Oxygenated Water, and the right to use and register said name globally, were to be transferred to Global.

Purchase price, for all the aforementioned assets, is a combination of debt this being the $216,261 due by AFT to the Company in a note payable as of August 26, 2005, and 18 million shares of the Company's common stock, valued at $720,000. Pursuant to the above stock issuance to Advanced Fluid Technologies, on August 15,2007, the assets listed in the Agreement were transferred to the Company.

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

STUDIES ON THE BENEFITS OF INGESTING OXYGENATED WATER

The European Journal of Medical Research( vol.6, Nov 20,2001) has carried out a study on the effect of oxygen enriched water on behalf of Germany's Adelhoizener. The study found that, due to warming in the stomach, oxygen bound in mineral water slowly de-binds and penetrates the stomach septum. Hence, venous blood leading to the liver was additionally supplied with oxygen. This oxygen enrichment amounted to 7% to 14% and lasted for around one hour.

In August 1997 double-blind tests were conducted by the Center for Research on Woman's Health, Denton, Texas under the supervision of Dr. John Duncan. This involved 25 participants - 20 male and 5 females. They were given either clustered and oxygen enriched water or normal water and asked to run for 90 minutes with relevant recordings and measurements taken. It was found that runners drinking the clustered and oxygen enriched water decreased recorded times over the 5 kilometre distance by an average of 31 seconds, compared to regular bottled water. It was concluded that oxygen enriched beverages could increase athletic achievement.

According to a January 1999 article in the Canadian Journal of Health and Nutrition, "Oxygen Boosts Performance", the addition of extra oxygen to the human body yields many health and well-being benefits: improved cardiovascular endurance, raised energy levels, improved concentration, a calmer nervous system, and reduced toxin levels.

In a study conducted for Oxy-Water by George Washington University, entitled "Effects of Oxygenized Water on Percent Oxygen Saturation and Performance During Exercise"( presented to The American College of Sports Medicine in June 2001 by Jenkins,Moreland,Waddell and Fernhall), the effect of oxygen enriched water on performance during exercise was investigated. The study involved ten men and ten women aged between 23 and 35 - all regular exercisers. Each person performed two maximum output tests and two endurance tests, two for both oxygenized and distilled water. All four tests were carried out on a cycling machine. Each person drank 50cl of water 15 minutes before each test and then immediately following fatigue.

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

"Oxygen plays a pivotal role in the proper functioning of the immune system..we can look at oxygen deficiency as the single greates cause of all diseases." Stephen Levine, a respected molecular biologist and geneticist, and Dr. Paris M. Kidd, Ph.D., excerpted from Antioxidant Adaptation and Immunity, etc., published in August 1986.

Two time Nobel Prize winning researcher, Dr. Otto Warburg determined that healthy cells might become cancerous as a result of oxygen depriviation.- per an OxyPlus oxygenated water excerpt

Dr. Otto Warburg's studies prove that when your body is saturated in oxygen, your healthy cells have more energy and are stronger. Cancer cells do not feed on oxygen,they feed on fermentation. An oxygen- saturated body is a hostile environment for cancer. Oxygen increases your energy, your memory and the quality of your life(excerpted from his address on June 30,1966 in Lindau, Lake Constance, Germany).

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

AQUISITIONS

On August 15, 2007 the Company finalized an agreement with Advanced Fluid Technologies to purchase their to be patented oxygenation unit and all technical know how, intellectual properties, methodologies and all information pertaining to the following: the fixation of the oxygen molecule to water or any other fluid and/or to the building and maintenance of the oxygenation unit. Furthermore; all trademarks for the name Aquaboost Oxygenated Water and the right to use and register said name globally, were to be transferred to Global.

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

Business Objectives and Milestones

The Company's short-term and medium-term objectives are as follows:

     o To attach our oxygenation unit in Quebec to the bottling line of a recognized North American bottler via a joint venture or establish our own bottling plant;
     o To create a revenue stream through sales from strategic merchandising relationships and highly targeted markets - to this end, the Company is working on forming business relationships with pharmacy chains to place its nutraceutical beverage products in the next 6 to 12 months;
     o To strengthen its investor relations program, to increase shareholder value and increase public investors' interest in the Company; and
     o To complete development of additional oxygenated and non-oxygenated drinks with nutraceutical values, which can be added to the Company's product offering, distributed by others, or licensed to others.
     o
The Company's long-term objectives are:

     o To position Aquaboost(TM) as a top quality oxygenated water in the specialty waters market - Aquaboost(TM)'s oxygenation level (up to 100 ppm and greater), the ability of our bottled water to retain this level of oxygenation, even over lengthy periods of time, and the purity of our product, we believe, should give Aquaboost(TM) the ability to become a staple in this specialty waters niche;

     o To reach our 4 years sales objective - We have set a conservative sales objective of 4-6% of the European and American markets, or US$12.5 million to US$20 million of annual revenues by 2012. The fact that Aquaboost(TM) was seen by hundreds of distributors at the SIAL in Montreal, Canada in 2001, gives Management confidence that Global can meet these sales objectives; and

     o To enter other complimentary beverage fields - The Company has held discussions with several large beverage companies about oxygenating fruit juices. Should these discussions prove successful, the Company would have another major revenue generating area. The Company may also partner with other beverage distributors or lease its technology for royalties in those regions and for those products where it will not negatively impact potential Aquaboost(TM) sales. We are also conducting research and development on a potential new product that we currently refer to as "Aquaboost-VitA: Orange Antioxidant".

EMPLOYEES

There are no signed contracts with any employees. At the current time the following officers are its only employees:

Louis Greco - President-Director

Responsible for overall operational co-ordination, implantation of its new business direction and the marketing effort required to bring this to fruition. At present, he devotes 1 1/2 days per week to the Company and is a resident of Montreal.

Perry Choiniere - Chief Operating Officer-Director

Responsible for day-to-day implantation of the Company's entry into the bottled water field. Currently, he devotes a full week to the Company and is a Montreal resident.

Frederique Blondeleau- Vice President - Sales and Marketing

Responsible for sales and marketing. He devotes his time to the Company as his expertise is needed, based on the Company's development stage, and is a Montreal resident.

Dr. Pierre Marois, Chief Scientific Officer

Dr. Pierre Marois, a well- respected physician at St. Justine's Hospital in Montreal, Canada, specializes in rehabilitative and epidermal medicine. Dr. Marois has specific expertise in the oxygenation process, having been one of the leaders of a research team involved in oxygenation projects from 1998-2001. Resident of Montreal.

Gilles Lamarre- Vice President-Director

Responsible for assisting the President with general oversight of the Company, its operations and shareholder communications. Currently, he devotes a full week to the Company and is a Montreal resident


Eric Sonigo, Vice President - Production

Once the corporation starts selling its product in large volume, Mr. Sonigo will be responsible for the production runs and machinery maintenance, as well as scheduling of orders and will work full time for the Company. He is a Montreal resident.

Although the aforementioned six officers, to a greater or lesser extent, do not work full time for GLOBAL; each one devoted an adequate amount of time to accomplish his role in the corporate structure. Whenever it is necessary, each of these officers puts in work time over and above their regularly scheduled workday.


ITEM 2
DESCRIPTION OF PROPERTIES

Our principal office is 1200 sq, ft., located at 5800 Metropolitan Est, suite 328 in Montreal, Quebec.

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



(b) Holders

As of February 27, 2009, there were 280 holders of the Company's common stock.

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

Furthermore, the Company has held discussions with several large beverage companies about oxygenating fruit juices. Should these discussions prove successful, the Company would have another major revenue generating area. Currently, it is too premature to hazard an estimate about the likelihood of finalizing any deals with said corporations.
The Company will also attempt to partner with other beverage distributors or lease its technology for royalties in those regions and for those products where it will not negatively impact on potential AquaBoost(TM) sales.

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

On August 15,2007 GLOBAL finalized an agreement with Advanced Fluid Technologies to purchase their to be patented oxygenation unit and all technical know how, intellectual properties, methodologies and all information pertaining to the following: the fixation of the oxygen molecule to water or any other fluid and/or to the building and maintenance of the oxygenation unit. Furthermore; all trademarks for the name Aquaboost Oxygenated Water and the right to use and register said name globally, were to be transferred to Global.

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



In an effort to expand its product line, the Company is working on developing a new product that we currently refer to as "Aquaboost-VitA: Orange Antioxidant". This experimental product contains water oxygenated using the Aquaboost(TM) technology, vitamin C, vitamin E and apple skin extract. The Company is in the research and testing phase of the product's development, and is conducting research into the product's antioxidant effects and palatability.



On December 6, 2007 the Company, pursuant to the agreement of the shareholders owning the majority of the common shares and the resolution of the Board of Directors, raised its authorized Common shares to 260,000,000 and authorized 80,000,000, $0.0001 par value, blank check Preferred shares.

Effective September 21, 2008, Jean Pierre Robichaud resigned as Vice President - Sales and Marketing of Global Biotech Corp. and Frederique Blondeleau was appointed Vice President - Sales and Marketing. Mr. Blondeleau's appointment was confirmed at a meeting of the directors of the Company held on January 19, 2009. Mr. Blondeleau, aged 36, will serve as Vice President - Sales and Marketing of the Company until further notice.

 Effective November 25, 2008, Gilles Lamarre was appointed a Vice President of the Company. Mr. Lamarre's appointment was confirmed at a meeting of the directors of the Company held on January 19, 2009. Mr. Lamarre, aged 61, will serve as Vice President of the company until further notice.

 On January 14, 2009, Giuseppe Daniele resigned as a director of the Company. On January 19, 2009 Gilles Lamarre was appointed a director of the Company to fill the vacancy created by his resignation. On January 19, 2009, Perry Choiniere was appointed the Chief Financial Officer of the Company. Mr. Choiniere, aged 43, will serve as the Company's Chief Financial Officer until further notice.

On January 19, 2009, the Company adopted amended and restated bylaws relating generally to the transaction of the business and affairs of the Company. The bylaws were amended and restated to allow directors to determine the size of the Board of Directors, within a set range, and to clarify the provisions of the original bylaws. A copy of the amended and restated bylaws of the Company was attached to our 8K filing of January 29,2009.

Year ended November 30, 2007 compared to November 30, 2008

In 2007 we had $16,253 of professional and SG&A exp. In 2008 we had $35,956. The rise in costs were due to $14,200 of extra regulatory fees, in connection with our attempt to be become a listed trading company, and a $5,000 consultant's fee.

In 2007 we wrote off $331,261 of goodwill that was booked as part of our Purchase Agreement with AFT to acquire oxygenated water assets. We did not have this expense in 2008.

We had net interest expense, on our outstanding notes, of $28,822 in 2007 and $31,368 in 2008.

As a result of the foregoing we had a loss of $376,336 in 2007 and a loss of $63,371 in 2008.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2008 the company had negative working capital of $537,733. We expect that our cash needs for the fiscal year ending November 30, 2009 will be $600,000. Management anticipates generating revenue through sales during the next fiscal year. The officers and directors of the company have indicated their commitment to help in finding funds to aid in the operations of the organization during the next fiscal year, until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead.

 Recent Accounting Pronouncements


In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133." This Statement amends and expands the disclosure requirements by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In April 2008, the FASB approved FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets." FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." FSP FAS 142-3 is effective for the Company's fiscal year beginning January 1, 2009, with early adoption prohibited.

In May 2008, the FASB approved FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for the Company's fiscal year beginning January 1, 2009.

In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, "Earnings Per Share." FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 will be effective for the Company's fiscal year beginning January 1, 2009, with early adoption prohibited.

The adoption of these new Statements is not expected to have a material effect on the Company's current financial position, results of operations, or cash flows.



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

ITEM 9

Director and Executive Officers

a) Directors and Executive Officers

Name                               Age      Title

Louis Greco                        54       President-Director
Perry Choiniere                    43       Chief Operating Officer - Director
Frederique Blondeleau              36       Vice President - Sales & Marketing
Dr. Pierre Marois                  57       Chief Scientific Officer
Gilles Lamarre                     61       Vice President-Director
Eric Sonigo                        41       Vice President Production



Louis Greco - President, CEO and Director

Louis Greco, age 54, received his B. Comm. from McGill University in Montreal, Canada in 1974. Mr. Greco has been involved with a variety of consumer oriented industries in his 30 years in business. He worked in financial industry as a branch manager of the National Bank from 1975-1980. During the next decade until 1990, Mr. Greco was the manager of a chain of video outlets, and involved with sales. From 1990 to 1995, he co-owned a retail food establishment. Between 1996 and present he has worked as a sales consultant to the national divisions of multinational office technology corporations, Minolta (Canada) and Panasonic Canada. Mr. Greco's management, sales and financial skills will greatly aid Global Biotech. His experience in sales will help the Company to strategically position its products and technical expertise in the desired marketplaces. As President and CEO of the Company, Mr. Greco is responsible for the general oversight of the Company, its operations and its communications with its shareholders. Mr. Greco currently devotes part of his time working for the Company, but will be working full-time as an employee once Global commences sales of its product.

Perry Choiniere - Chief Operating Officer, Chief Financial Officer, and Director

Perry Choiniere, age 43, has been involved in a number of consumer oriented ventures for more than 20 years. He started his career in the customer service field for a large provider of heating oil to residential and commercial users. For most of the next 2 decades he managed and ran several businesses involved in the maintenance and construction sectors, dealing directly with the public and being responsible for the day to day administration of the previously mentioned businesses. During the last 4 years to date, he has been involved with the negotiations and sales of products, both domestically and internationally, in the pharmaceutical and nutritional industries. Mr. Choiniere brings to Global a broad knowledge of business management and expertise in consumer relations. Mr. Choiniere has worked with Biomedico Pharma in a technical quasi-engineering capacity. His intuitive abilities have assisted him in understanding the mechanical aspects of the oxygenation process. As a director, the Chief

Operating Officer, and Chief Financial Officer his responsibilities are to oversee and manage the operations of bottling line and the logistics' attached to the oxygenation and bottling process and to manage the finances and financial reporting obligations of the Corporation. Mr. Choiniere devotes all of his time to the Company as a full-time employee.

Dr. Pierre Marois - Chief Science Officer

Dr. Pierre Marois, age 57, served as a Director at Global from May 11, 2006 until August 15, 2007, and has been a Chief Science Officer since May 11, 2006. Dr. Marois received his medical degree from the University de Montreal in 1978 and his specialization certificate, from the College of Physicians and Surgeons of Canada, in 1979. For the past 25 years, Dr. Marois has worked as a physician at St. Justine's Hospital in Montreal, Canada, and several other pediatric hospitals specializing in Physical Medicine and Rehabilitation where he is well-respected. Dr. Marois has initiated countless research projects in neuromuscular disease and cerebral palsy. Dr. Marois has specific expertise in the oxygenation process, having been one of the leaders of a research team involved in oxygenation projects from 1998-2001 for which he received the inaugural Richard A. Neubauer award. He has participated in symposiums, lectures and written numerous articles on the subject, for the past decade. He is known for his work with children in hyperbaric chambers, in which pressurized oxygen is injected into a chamber and the body is subjected to an increased amount of oxygen. He is a leading authority on the effects of oxygen therapy on the human body. As a part time employee of the Company, the proportion of his time devoted to the Company is dependent upon the requirements of the Company for his expertise, the Company's phase of development and his availability.

Frederique Blondeleau - Vice President - Sales and Marketing

Frederique Blondeleau, age 36, has been involved in sales and marketing throughout his career. During his time as the western sales and marketing director for a U.S. company, Mr. Blondeleau organized national media events, implemented the launch of products into new markets, negotiated advertisement purchases, managed and co-ordinated western U.S. sales, implemented customer loyalty programs, developed new distribution networks and supervised and co-ordinated the customer service, manufacturing, shipping, and purchase and supplies departments of the company. In 1999, Mr. Blondeleau founded, and became the President, CEO and Chairman of the Board of, Les Breuvages Alaska Inc., a producer of spring water, carbonated water and flavoured water. Les Breuvages Alaska Inc. was sold in April of 2005, and Mr. Blondeleau was retained as consultant for a two year period thereafter to facilitate the transition of that company to its new ownership. Currently, he is a consultant with FBE Solution Inc., a company that provides consulting services to the beverage industry. Mr. Blondeleau has a degree in business administration with a specialization in international marketing from the University of Quebec. As a consultant to the Company, the amount of time he devotes to the Company is dependent upon the Company's need for his expertise, as well as the Company's phase of development and Mr. Blondeleau's availability.

Gilles Lamarre - Vice President and Director

Mr. Lamarre, age 61,began his career as a Box Office Manager at Expo 67 (Garden of Stars). In 1969 he joined the National Arts Centre where in 1975 he developed the first computerized subscription/season ticketing system in North America. In 1984, he made the transition to the private sector by co-founding Uniticket to service the Ottawa/Hull Region. Uniticket processed over 1.5 million tickets each year and was sold to Ticketmaster Canada Inc. in 1988. He also co-founded and developed Ticketnet Corporation in 1984, a major new national network for ticketing and shared-resource box office management, which was subsequently sold to AMR in 1986. Mr. Lamarre has acted as a consultant/advisor to a number of Canadian corporations in the development and implementation of leading edge technology and business development. More recently, he fulfilled several executive functions with Comnetix, a leading provider of technology to law enforcement agencies. He then became a Board member and a member of their Audit and Compensation committees and resigned in early 2006 to concentrate his efforts on developing a new venture related to weight loss programs and products. He is currently the President and CEO of Wykanta International Ltd., a company engaged in the production and sale of nutraceutical products. As Vice President of the Company, Mr. Lamarre will be responsible for assisting the President with the general oversight of the Company, its operations and its communications with its shareholders. He will devote all of his time as an employee working for the Company as Vice President and a director.

Eric Sonigo - Vice President - Production

Eric Sonigo, age 41, began his career in sales of various goods and services, from cellular accessories to delivering luxury cars. He has been involved with sales and scheduling during his entire career, meeting with individuals and coordinating their various needs and corporate priorities. He has extensive knowledge of the maintenance and running of the Company's primary oxygenation machinery, having been involved with the original owners of that unit. Although Mr. Sonigo is not an engineer by training, the practical knowledge garnered by Mr. Sonigo and specific expertise gleaned from the engineers involved in the initial oxygenation product have given Mr. Sonigo the knowledge to monitor and maintain the production equipment, and schedule and run the production of the Company's products. Mr. Sonigo has worked with Advanced Fluid Technologies Inc. and has expertise in the oxygenation process. Once production commences, Mr. Sonigo will run the oxygenation unit as a full-time employee of Global.



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

f) Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities ("ten-percent shareholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent shareholders also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended November 30, 2008, all of our officers, directors and ten-percent shareholders complied with the Section 16(a) reporting requirements.



ITEM 10 EXECUTIVE COMPENSATION

(a) General


     None of the current or past Officers or Directors received any compensation during fiscal 2006, 2007 or 2008.

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

(f) Report on Repricing of options/SAR

None

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 27, 2009, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for

     o Each person known by us to own beneficially more than five (5%)percent of our outstanding common stock,
     o    Each of our officers and directors and
     o    All of our officers and directors as a group.

Name                                     Number Of Shares Owned      % of Total
                                         Beneficially


Jomuc Holdings                            5,800,000                   8.62%
1623 Buttonwood Bay
Belize City, Belize
(Represented by J. Muccari)

Louis Greco                               25,000                      .04%
5800 Metropolitan Blvd Est suite 328
Montreal,Quebec
President-Global Biotech


Perry Choiniere                           25,000                      .04%
5800 Metropolitan Blvd Est suite 328
Montreal,Quebec
COO/CFO-Global Biotech


All Directors and Officers                50,000                      .08%

Item 12. Certain Relationships and Related Transactions.

None


Item 13. Financial Statements and Exhibits.

(a) List of Financial statements filed herewith

GLOBAL BIOTECH CORP.
(A company in the development stage)

Report of Independent Registered Accounting Firm

Balance Sheets November 30, 2007 and 2008

Statement of Operations Year ended November 30, 2007, November 30, 2008 and from inception to November 30, 2008

Statement of Shareholders' Equity From inception to November 30, 2008

Statement of Cash flows years ended November 30, 2007 and November 30, 2008 and from inception to November 30, 2008

Summary of Significant Accounting Policies year ended November 30, 2008

Notes to the Financial Statements year ended November 30, 2008

(b) List of Exhibits.

Reports on Form 8-K

Material Agreement
Appointment, resignation of officers/directors


Item 14. Principal Accountant Fees and Service

Audit Fees

For the fiscal year ended November 30, 2008, the aggregate fees billed for professional services rendered by Chang G. Park, CPA ("independent auditors") for the audit of the Company's annual financial statements totaled approximately $10,500.

Financial Information Systems Design and Implementation Fees

For the fiscal year ended November 30, 2008 there were $-0- in fees billed for professional services by the Company's independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

For the fiscal year ended November 30, 2008 there was $0 in fees billed for other service.


Sarbane Oxley Declarations


                                   SIGNATURES

In accordance with the requirement of the Securities Exchange Act, this Annual Report or Amendment was signed by the following persons in the capacities and on the dates stated:



                                   GLOBAL BIOTECH CORP.


Date: February 27,2009             /s/ Louis Greco
                                   ---------------
                                   Louis Greco, President, Director
                                   (Principal Executive Officer)

                                   /s/ Perry Choiniere
                                   -------------------
                                   Perry Choiniere,
                                   (Chief Financial Officer, Director

                           Chang G. Park, CPA, Ph. D.
     o 2667 Camino Del Rio S. Plaza B o San Diego o California 92108-3707 o
       o TELEPHONE (858)722-5953 o FAX (858) 761-0341 o FAX (858) 764-5480
                         o E-MAIL changgpark@gmail.com o
--------------------------------------------------------------------------------



             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


To the Board of Directors and Stockholders
Global Biotech Corp.


We have audited the accompanying balance sheets of Global Biotech Corp. ( A Development Stage Company) as of November 30, 2008 and 2007 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended and for the period of November 2, 1998 (inception) to November 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Biotech Corp. as of November 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and the period of November 2, 1998 (inception) to November 30, 2008 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chang G. Park
-----------------
CHANG G. PARK, CPA

February 12, 2009
San Diego, CA. 92108



        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                                 Balance Sheets


             ------------------------------------------------------
                                     ASSETS

                                                     As of             As of
                                                  November 30,      November 30,
                                                     2008              2007
                                                     ----              ----

CURRENT ASSETS
Cash                                               $      6         $     --
Prepaid exp                                           7,428               --
                                                   --------         --------

Total Current Assets                                  7,434               --

Property & Equipment (net)                          605,000          605,000

                                                   --------         --------
TOTAL ASSETS                                       $612,434         $605,000
                                                   ========         ========



     See Notes to the Financial Statements

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                                 Balance Sheets


             ------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    As of              As of
                                                  November 30,      November 30,
                                                     2008              2007
                                                     ----              ----
CURRENT LIABILITIES

Bank Advances                                     $        --       $     2,834
Accounts payable                                       47,421            33,597
Notes payable - (related party)                        29,844             1,397
Notes Payable                                         467,902           436,534
                                                  -----------       -----------
Total Current Liabilities                             545,167           474,362



STOCKHOLDERS' EQUITY

Preferred Stock $0.0001 par value                          --                --
Authorized 80,000,000 shares
0 shares issued and outstanding as of
November 30, 2008 and November 30, 2007


Common stock $0.0001 par value, 260,000,000
Shares authorized: 67,265,500 shares issued
and outstanding as of November 30,
2008 and 67,265,500 as of November 30, 2007             6,727             6,727
Paid-in capital                                     1,346,502         1,346,502
Deficit accumulated during the development stage   (1,285,962)       (1,222,591)
                                                  -----------       -----------
Total Stockholders' EQUITY                             67,267           130,638
                                                  -----------       -----------
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                            $   612,434       $   605,000
                                                  ===========       ===========



                      See Notes to the Financial Statements

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                            Statements of Operations
             ------------------------------------------------------
                                                                                     November 2, 1998
                                                                                       (Inception)
                                                Year Ended       Year Ended              through
                                                November 30,    November 30,           November 30,
                                                   2008            2007                   2008
                                                   ----            ----                   ----

REVENUES                                        $        --    $        --             $   944,811

Costs of revenues                                        --             --                (603,063)
                                                -----------    -----------             -----------
GROSS PROFIT                                             --             --                 341,748

OPERATING COSTS
Bad debt expense                                         --             --                 120,844
Licensing rights                                         --             --                 700,000
Depreciation expense                                     --             --                  73,274
Marketing expense                                        --             --                 236,266
Professional fees                                    10,500         10,500                 157,924
Selling, general and
administrative expense                               25,456          5,753                 298,033

                                                -----------    -----------             -----------
Total Operating Costs                                35,956         16,253               1,586,341
                                                -----------    -----------             -----------
OPERATING (LOSS)                                    (35,956)       (16,253)             (1,244,593)

OTHER INCOME & (EXPENSES)
Interest income                                          --         12,637                 111,878
Foreign exchange gain                                 3,953             --                   3,953
Other income                                             --             --                  81,052
Interest expense                                    (31,368)       (41,459)               (275,346)
Write-down of leasehold improvements                     --             --                  (2,663)
Write-up of notes receivable, related parties            --             --                  11,435
Impairment Loss                                          --       (331,261)               (331,261)
Gain on sale of investment                               --             --                 359,583
                                                -----------    -----------             -----------
Total Other Income & (Expenses)                     (27,415)      (360,083)                (41,369)
                                                -----------    -----------             -----------

NET INCOME (LOSS)                               $   (63,371)   $  (376,336)            $(1,285,962)
                                                ===========    ===========             ===========
BASIC EARNINGS (LOSS) PER SHARE                 $     (0.00)   $     (0.01)
                                                ===========    ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                        67,265,500     54,542,212
                                                ===========    ===========

                      See Notes to the Financial Statements

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
           From November 2, 1998 (inception) through November 30, 2008
----------------------------------------------------------------------------------------------------------------------------
                                                                                                    (Deficit)
                                                                       Additional     Stock        Accumulated
                                                  Common      Common    Paid-in    Subscription     During the      Total
                                                  Shares      Stock     Capital     Receivable     Development
                                                                                                      Stage
----------------------------------------------------------------------------------------------------------------------------
  Balance, November 30, 1998                             0  $       -   $      -     $       -      $       -     $       -

  Stock issued on April 30, 2000
           for cash                             10,400,000      1,040    258,961      (103,739)                     156,262

  Stock issued on April 30, 2000
for settlement of equipment purchase               600,000         60     14,940                                     15,000

Stock issued May 29, 2000 in exchange for
5,000,000 shares of Millenia Hope, Inc.         35,700,000      3,570    125,908                                    129,478

May 31, 2000 - collection on subscription                                               20,408                       20,408

June 30, 2000 - collection on subscription                                              83,331                       83,331

Net loss for November 2, 1998 (inception)
     to November 30, 2000                                                                             (69,231)      (69,231)
----------------------------------------------------------------------------------------------------------------------------
  Balance, November 30, 2000                    46,700,000      4,670    399,809             -        (69,231)      335,248
----------------------------------------------------------------------------------------------------------------------------

  Stock issued on September 15, 2001
           for cash                                 30,000          3    119,997      (120,000)                           -

  Stock issued on November 21, 2001
           for cash                                380,000         38    189,962      (190,000)                           -

  Net loss for the year ended
       November 30, 2001                                                                               (1,679)       (1,679)
----------------------------------------------------------------------------------------------------------------------------
  Balance, November 30, 2001                    47,110,000      4,711    709,768      (310,000)       (70,910)      333,569
----------------------------------------------------------------------------------------------------------------------------

Stock issued December 5, 2001 in exchange
for payment of consulting fees                      82,500          8     16,492                                     16,500

  Stock issued May 13, 20002 in exchange
          for professional fees                    205,200         21     51,354                                     51,375

September 4, 2005 - collection on subscription                          (112,500)      112,500                            -

  Stock issued October 14, 2002 in exchange
        for payment on consulting fees              10,000          1      1,999                                      2,000

November 10, 2002 - collection on subscription                           (95,000)       95,000                            -

  Net loss for the year ended
       November 30, 2002                                                                             (141,693)     (141,693)
----------------------------------------------------------------------------------------------------------------------------
  Balance, November 30, 2002                    47,407,700      4,741    572,113      (102,500)      (212,603)      261,751
----------------------------------------------------------------------------------------------------------------------------

           Rounding                                    300                                                                -

 stock issued December 1, 2002 in exchange         250,000         25     24,975                                     25,000
        for marketing expense

February 28, 2003 - collection on subscription                                          23,750                       23,750

May 31, 2003 - collection on subscription                                               23,750                       23,750

August 31, 2003 - collection on subscription                                            23,750                       23,750

 Stock issued October 20, 2003 in exchange
          for marketing expense                    350,000         35     17,465                                     17,500

 Stock issued October 20, 2003 in exchange
            for notes payable                      257,500         26     12,849                                     12,875

November 30, 2003 - collection on subscription                                          31,250                       31,250

  Net loss for the year ended
       November 30, 2003                                                                             (715,903)     (715,903)
----------------------------------------------------------------------------------------------------------------------------
  Balance, November 30, 2003                    48,265,500      4,827    627,402             -       (928,506)     (296,277)
----------------------------------------------------------------------------------------------------------------------------

  Net loss for the year ended
       November 30, 2004                                 -          -          -             -        (12,963)      (12,963)
----------------------------------------------------------------------------------------------------------------------------
  Balance, November 30, 2004                    48,265,500      4,827    627,402             -       (941,469)     (309,240)
----------------------------------------------------------------------------------------------------------------------------

 Net income for the year ended
       November 30, 2005                                 -          -          -             -        142,417       142,417
----------------------------------------------------------------------------------------------------------------------------
  Balance, November 30, 2005                    48,265,500  $   4,827   $627,402     $       -      $(799,052)    $(166,823)
============================================================================================================================

                      See Notes to the Financial Statements

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
           From November 2, 1998 (inception) through November 30, 2008
             ------------------------------------------------------


Stock issued March 1, 2006
In exchange for services                  1,000,000          100        900             -             -       1,000

Net (loss) for the year ended
November 30, 2006                                 -            -            -           -       (47,203)    (47,203)
                                         ---------------------------------------------------------------------------
                                         49,265,500   $    4,927   $  628,302     $     -    $ (846,255)  $(213,026)
                                         ===========================================================================



Stock issued August 15, 2007
In exchange of Property & Equipment &    18,000,000        1,800      718,200           -             -     720,000
Goodwill



Net (loss) for the year ended
November 30, 2007                                 -            -            -           -      (376,336)   (376,336)
                                         ---------------------------------------------------------------------------
                                         67,265,500   $    6,727   $1,346,502   $       -   $(1,222,591)   $130,638
                                         ===========================================================================



Net (loss) for the year ended
November 30, 2008                                 -            -            -           -       (63,371)    (63,371)
                                         ---------------------------------------------------------------------------
                                         67,265,500   $    6,727   $1,346,502   $       -   $(1,285,962)   $ 67,267
                                         ===========================================================================



                      See Notes to the Financial Statements

                  GLOBAL BIOTECH CORP.
             (A Development Stage Company)
                Statements of Cash Flows
---------------------------------------------------------------------------------------------------------------------
                                                                                                     November 2, 1998
                                                                                                       (inception)
                                                              Year Ended         Year Ended              through
                                                             November 30,       November 30,           November 30,
                                                                2008               2007                   2008
                                                                ----               ----                   ----
 CASH FLOWS FROM OPERATING ACTIVITIES
 ------------------------------------

    Net income (loss)                                        $   (63,371)      $ (376,336)             $(1,285,962)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation expense                                               -           73,274
    Common stock issued for services                                   -                -                  113,375
    Gain on sale of Investment                                         -                -                 (359,583)
  Impairment Loss                                                                 331,261                  331,261
    Write-down of leasehold improvements                               -                -                    2,663
    Write-down of notes receivable                                     -                -                  (11,435)
    Accrued interest expense - note payable                       31,368           41,459                  165,858
    Accrued interest income - notes receivable                                    (12,637)                (106,352)
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable & prepaids         (7,428)                                   (7,428)
    (Increase) decrease in notes receivable                                         8,741                 (461,899)
    Increase (decrease) in accounts payable                       13,824            3,410                   47,421
                                                             -----------       ----------              -----------

    Net Cash Provided by (Used in) Operating Activities          (25,607)          (4,102)              (1,498,807)

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
                                                                                                       -----------

     Net sale (purchase) of fixed assets                               -                -                  (60,937)
    Proceeds from sale of investment shares                            -                -                  489,061
                                                             -----------       ----------              -----------

    Net Cash Provided by (Used in) Investing Activities                -                -                  428,124

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
    Bank Advances                                                 (2,834)           2,834
     Issuance of common stock                                          -                -                  156,262
     Payment of common stock subscription receivable                   -                -                  206,239
     Proceeds from notes payable                                  28,447            1,185                  708,188
                                                             -----------       ----------              -----------

    Net Cash Provided by (Used in) Financing Activities           25,613            4,019                1,070,689
                                                             -----------       ----------              -----------

    Net Increase (Decrease) in Cash                                    6              (83)                       6

    Cash at Beginning of Year                                                          83                        -
                                                             -----------       ----------              -----------

    Cash at End of Year                                      $         6       $        -              $         6
                                                             ===========       ==========              ===========

    Supplemental  Cash Flow Disclosures:

    Cash paid during period for interest                     $         -       $       -
                                                               =========       ==========
    Cash paid during period for taxes                        $         -       $        -
                                                               =========       ==========

Non-Cash flows activities

Shares issued for Property & Equipment                       $         -        $ 605,000

Shares issued for Goodwill                                   $         -          115,000
Notes receivable-related party offset  with Note Payable               -          181,878
Notes receivable exchange for Goodwill                                 -          216,261
                                                             -----------       ----------
                                                             $         -       $1,118,139
                                                             ===========       ==========



                      See Notes to the Financial Statements

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2008

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company's policy is to use the accrual method of accounting to prepare and present financial statements,which conforms to US generally accepted accounting principles ("GAAP'). The company has elected a November 30 year- end.

b. Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less and bank indebtedness to be cash and cash equivalents. Highly liquid investments are valued at quoted market prices.

c. Estimates and Adjustments

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

d. Basis of Presentation and Considerations Related to Continued Existence (going concern)

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2008

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


h. Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted cash flows, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of such assets. Management believes that there were no such impairments of at November 30, 2008.

i. Revenue Recognition and Deferred Revenue

The Company's revenues recognized from inception to November 30, 2008 were software consultation. Revenue, in respect of all services described, is recognized on completion of services, when collectability is reasonably assured.

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2008



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

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2008


RECENT ACCOUNTING PRONOUNCEMENTS

.. In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133." This Statement amends and expands the disclosure requirements by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In April 2008, the FASB approved FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets." FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." FSP FAS 142-3 is effective for the Company's fiscal year beginning January 1, 2009, with early adoption prohibited.

In May 2008, the FASB approved FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for the Company's fiscal year beginning January 1, 2009.

In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, "Earnings Per Share." FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 will be effective for the Company's fiscal year beginning January 1, 2009, with early adoption prohibited.

The adoption of these new Statements is not expected to have a material effect on the Company's current financial position, results of operations, or cash flows.

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2008



NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $63,371 for the year ended November 30, 2008 and a net loss of $1,285,962 during the period from November 2, 1998 (inception) through November 30, 2008. At November 30, 2008 the Company had negative working capital of $537,733 and stockholders' equity of $67,267. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The officers and directors are committed to help in raising funds to fill any operating cash flow shortages during the next fiscal year until the organization can generate sufficient funds from operations to meet current operating expenses and overhead, although there are no guarantees that this commitment will be met.

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2008



NOTE 4. PROPERTY & EQUIPMENT

On August 15, 2007 the Company acquired Oxygenation Equipment with a cost of $605,000 in exchange for common shares (see Note 8 & 10).

                                            November 30,     November 30,
                                                    2008             2007
                                                    ----             ----
         Oxygenation equipment                 $ 605,000        $ 605,000

                                               ---------        ---------
         Less Accumulated Depreciation                --               --
                                               ---------        ---------
         Net Property and Equipment            $ 605,000        $ 605,000
                                               =========        =========

The Oxygenation Unit will be utilized, starting March/April 2009. The Company will then start depreciating it over its estimated useful life of 7 years on the straight line.

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2008


NOTE 5. BASIC & DILUTED INCOME / (LOSS) PER COMMON SHARE

Basic gain (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted gain (loss) per common share has been calculated based on the weighted average number of shares of common and preferred stock outstanding during the period.

                                                 November 30,     November 30,
                                                    2008             2007
                                                 ------------------------------
Net income (loss) from operations                $    (63,371)    $   (376,336)

Basic income / (loss) per share                  $      (0.00)    $      (0.01)
                                                 ==============================
Weighed average number of shares outstanding       67,265,500       54,542,212
                                                 ==============================

NOTE 6. NOTES PAYABLE

Note payable as of November 30, 2008, 2007 consist of the following:

                                                    2008               2007

                                                  ---------------------------

Note payable to Millenia Hope, Inc. unsecured,
with annual interest rate 7%.
                                                  $ 467,902         $ 436,534
                                                  ---------         ---------



NOTE 7. INCOME TAXES

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

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2008


The net operating loss expires twenty years from the date the loss was incurred. In accordance with SFAS 109 paragraph 18 the Company has reduced its deferred tax benefit asset by a valuation allowance due to negative evidence that has caused the Company to feel it is more likely than not that some portion or the entire deferred tax asset will not be realized. No portion of the valuation allowance will be allocated to reduce goodwill or other non-current intangible asset of an acquired entity. There are no temporary differences or carry-forward tax effects that would significantly effect the Companies deferred tax asset.


Utilization of the net operating losses and credit carry-forwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. None of the valuation allowance recognized was allocated to reduce goodwill or other non-current intangible assets of an acquired entity or directly to contributed capital At November 30, 2008 the Company had net operating losses carry-forward of $1,285,962. The tax benefits resulting for these losses have been estimated as follows:



                                                        November 30, 2008
                                                        -----------------
Gross income tax benefit                                   $   430,000
Valuation allowance                                            430,000
                                                           -----------
Net income tax benefit                                     $         0
                                                           ===========

Deficit - December 1, 2007                                  (1,222,591)
Net Loss for Year ended November 30, 2008                      (63,371)
                                                           -----------
Deficit - November 30, 2008                                $(1,285,962)
                                                           ===========

..

NOTE 8. STOCK TRANSACTIONS

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

                              GLOBAL BIOTECH CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             As of November 30, 2008


On August 15, 2007 the Company issued 18,000,000 shares of common stock in settlement of Property & Equipment of $605,000 and goodwill of $115,000, a total of $720,000

As of November 30, 2008 the Company had 67,265,500 shares of common stock issued and outstanding



NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2008 and 2007:

Common stock, $ 0.0001 par value; 260,000,000 shares and 70,000,000 shares authorized November 30, 2008 and 2007: 67,265,500 shares issued and outstanding as of November 30, 2008 and 2007.

Preferred Stock, $0.0001 par value; 80,000,000 shares authorized as November 30, 2008 and zero (0) shares authorized as of November 30, 2007. Zero (0) shares issued and outstanding as of November 30, 2008 and 2007.

NOTE 10. SIGNIFICANT EVENTS

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

Purchase price, for all the aforementioned assets, is a combination of debt this being the $ 216,261 due by AFT to the Company in a note payable as of August 26, 2005, and 18 million newly issued shares of the Company's common stock, valued at $0.04 per share or $720,000. The Company recorded $605,000 as equipment and $331,261 as good will at that time. The company wrote off the good will at August 31, 2007, due to the lack of certainty of the commercialization-potential of this oxygenation- process.

Pursuant to the above stock issuance to Advanced Fluid Technologies, the assets listed in the Agreement were transferred to the Company.