Form 10-Q
period 2009-02-28
Global Biotech Corp.
filed 2009-04-15
CIK 1126162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

Commission File Number 000-33271

GLOBAL BIOTECH CORP
 (Exact name of registrant as specified in its charter)

DELEWARE (State of Incorporation)	98-0229951 (I.R.S. Employer Identification No.)

5800 Metropolitan Blvd E suite 328 (Address of principal executive offices)	H1S 1A7 (Zip Code)

(514) 333-4545
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer  ☐            Accelerated Filer  ☐           Non-Accelerated Filer  ☐
Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). Yes  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 28, 2009, the Registrant had  67,265,500 shares of Common Stock outstanding.

INDEX

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements	3

Balance Sheets at February 28, 2009(Unaudited), November 30, 2008	4
Statements of Operations (Unaudited) for the Three months ended February 28, 2009 and February 29, 2008 and from Inception (November 2, 1998) to February 28, 2009.	5
Statement of Cash Flows (Unaudited) for the Three months ended February 28, 2009 and February 29, 2008 and from Inception (November 2, 1998) to February 28, 2009.	6
Notes to the Financial Statements (Unaudited).	7

Item 2. Plan of Operations	9

Item 3. Controls and Procedures	11

PART II: OTHER INFORMATION

Item 6. Exhibits and Reports On Form	12

SIGNATURES	12

Chang G. Park, CPA, Ph. D.
◆ 2667 CAMINO DEL RIO SOUTH PLAZA B ◆ SAN DIEGO ◆ CALIFORNIA 92108-3707◆
◆ TELEPHONE (858)722-5953 ◆ FAX (858) 408-2695  ◆ FAX (858) 764-5480
◆ E-MAIL changgpark@gmail.com ◆

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Global Biotech Corp.
(A Development Stage company)

We have reviewed the accompanying balance sheet of Global Biotech Corp. (A Development Stage “Company”) as of February 28, 2009, and the related statements of operations, and cash flows for the three months ended February 28, 2009 and 2008, and for the period from November 2, 1998 (inception) through February 28, 2009. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chang G. Park, CPA

April 3, 2009
San Diego, California

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	Feburary 28, 2009	Novmber 30, 2008
	(Unaudited)
ASSETS
Current Assets
Cash	$602	$6
Prepaid exp	-	7,428
Total current assets	602	7,434

Property & Equipment (Net)	605,000	605,000

Total Assets	$605,602	$612,434

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payables and accrued liabilities	59,202	47,421
Notes Payable related party	622	29,844

Notes Payable	546,362	467,902

Total current liabilities	606,186	545,167

Stockholders' Equity

Preferred stock, $0.0001 par value authorized 80,000,00 shares 0 shares issued and outstanding Feburary 29, 2008 and November 30, 2007	-	-
Common stock, $0.0001 par value authorized 260,000,000 shares: issued and outstanding 67,265,500 Feburary 28, 2008 and November 30, 2007	6,727	6,727
Paid in capital	1,346,502	1,346,502
Deficit accumulated during the development stage	(1,353,813)	(1,285,962)

Total Stockholders' Equity	(584)	67,267
Total liabilities and Stockholders' Equity	$605,602	$612,434

See the accompanying notes to financial statements.

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS
(UNAUDITED)

			From inception
	Three Months	Three Months	(November 2, 1998)
	Ended	Ended	to
	Feburary 29, 2008	Feburary 28, 2009	Feburary 28, 2009

Revenues:	$-	$-	$944,811

Cost of Revenues:	-	-	603,063
	-	-	341,748
Operating Expenses:
Bad Debt Exp.	-	-	120,844
Licensing rights	-	-	700,000
Depreciation Exp	-	-	73,274
Marketing	-	-	236,266
Professional Fees	1,500	2,500	160,424
Selling, general and administrative expenses	5,040	59,240	357,273
Total Operating Expenses	6,540	61,740	1,648,081

(Loss) before other income (expense)	(6,540)	(61,740)	(1,306,333)

Other income (expense):
Other income	-	-	81,052
Foreign exchange gain	-	1,917	5,870
Interest income	-	-	111,878
Interest Expense	(7,639)	(8,028)	(283,374)
Gain on Sale of Investment	-	-	359,583
Impairment Loss	-	-	(331,261)
Write down - leashold improvements	-	-	(2,663)
Write down - Notes receivable	-	-	11,435

Total other income (Expense)	(7,639)	(6,111)	(47,480)

Net (Loss)	$(14,179)	$(67,851)	$(1,353,813)

Basic weighted average common shares outstanding	67,265,500	67,265,500

Basic (Loss) per common share	$(0.00)	$(0.00)

See the accompany notes to financial statements.

GLOBALBIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)

Statement of Cash Flows (Unaudited)

	Three months ended		From Inception (Nov. 2, 1998)
	February 29,2008	February 28,2009	to February 28, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(14,179)	$(67,851)	$(1,353,813)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	-	73,274
Common stock issued for services	-	-	113,375
Gain on sale of Investment			(359,583)
Impairment Loss	-	-	331,261
Write down of leasehold improvements	-	-	2,663
Write down of notes receivable	-	-	(11,435)
Accrued interest expense - note payable	7,639	8,028	173,886
Accrued interest income - note receivable	-	-	(106,352)
Changes in operating assets and liabilities
(Increase) Decrease - acc receivable/prepaids	-	7,428	-
(Increase) Decrease in notes receivable	-	-	(461,899)
Increase (decrease) - accounts payable	1,500	11,781	59,202
Net Cash Provided by (used in) Operating Activities	(5,040)	(40,614)	(1,539,421)

Cash Flows from Investing Activities
Net sale (purchase of fixed assets	-	-	(60,937)
Proceeds from sale of investment shares	-	-	489,061
Net Cash Provided by (used in) Investing Activities	-	-	428,124

Cash Flows from Financing Activities
Bank Advances	(2,834)	-	-
Issue of Common stock	-	-	156,262
Payment of common stock subscription receivable	-	-	206,239
Payment of note receivable	-	-	-
Proceeds from notes payable	8,200	41,210	749,398
Net Cash provided by (used in) Financing Activities	5,366	41,210	1,111,899

Net Increase (Decrease) in Cash	326	596	602

Cash at Beginning of Year	-	6	-
Cash at End of Year	$326	$602	$602

Supplemental Cash Flow Disclosures:

Cash paid during period for intrest

Cash paid during period for taxes

See accompanying notes to Financial Statements

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS
FEBRUARY 28, 2009
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of GLOBAL BIOTECH CORP. “ the Company”have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included for the year ended November 30, 2008 for GLOBAL BIOTECH CORP. on form 10 K as filed with the Securities and Exchange Commission.

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

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS
FEBRUARY 28, 2009
(UNAUDITED)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The company reported net loss of $67,851 for the three months ended Feb 28, 2009 as well as reporting net losses of $1,353,813 from inception (November 2, 1998) to February 28, 2009. At February 28, 2009 the Company had negative working capital of $605,584 and stockholders’ deficit of $584.  This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The officers and directors are committed to help in raising funds to fill any operating cash flow shortages during the next fiscal year until the organization can generate sufficient funds from operations to meet current operating expenses and overhead, although there are no guarantees that this commitment will be met.

Note 4, Related party transactions

Between December 1, 2008 and February 28, 2009 the Company borrowed $14,173 from related parties and repaid $43,395 to said related parties, net repayment of $29,222.

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

On May 29, 2000 Millenia Hope Inc. acquired 35,700,000 shares of GLOBAL in exchange for 5,000,000 common shares, valued at $129,478 and 5,000,000 warrants, entitling the registered holder thereof to purchase at any time from that date for a period of three years, one share of common stock at a price of two dollars. As of March 5, 2003 this business was sold along with the assumption of a note payable in the amount of $700,000 to Millenia Hope Inc., its former parent corporation. In exchange, GLOBAL received 30.7 million shares of its outstanding common shares held by Millenia Hope Inc. Subsequently, GLOBAL acquired the exclusive 10 year North American licensing rights to market a unique vehicle tracking model from First Link Assoc. in exchange for 30.7 million of its common shares.GLOBAL’s vehicle tracking system was supposed to seamlessly tie together wireless communications and the Internet with global positioning technology to link vehicles to a world of unlimited wireless services.

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

Purchase price, for all the aforementioned assets, is a combination of debt this being the $216,261 due by AFT to the Company in a note payable as of August 26, 2005, and 18 million shares of the Company’s common stock, valued at $0.04 per share or $720,000.

Pursuant to the August 15, 2007 issuance of stock to Advanced Fluid Technologies, all the aforesaid assets were transferred to Global Biotech.

GLOBALS’s registration statement, with the Security and Exchange Commission, was accepted on July 16, 2001 and it is a reporting company.  It is presently in the process of applying, via a market maker, to allow it to be traded publicly, on a North American Exchange.

Three months ended February29, 2009 compared to February 28, 2008.

Professional, selling, general and administrative in 2009 was $61,740 and $6,540 in 2008.We had additional $14,589 of consulting exp in 2009 in regard to our gearing up to ongoing production status. We also had an additional $12,459 of developmental exp in 2009 in connection with new beverage formulations that we are working on. We had $23,546 of regulatory exp in 2009 and $0 in 2008 as we are actively working on getting listed to publicly trade our shares.

 We had interest expense, on our loans, of $8,028 in 2009 and $7,639 in 2008.

As a result of the above, we had a net loss of $67,851 in 2009 and$14,179 in 2008.

Liquidity and cash flow needs of the company

From December 1st, 2008 to February 29, 2009 the company used $40,614 for operating activities while recording no revenues. From March 1, 2009 to November 30, 2009, the fiscal year end, the company estimates that its net cash flow needs will be $700,000.

Item 3. CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF THE COMPANY’S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

As of the close of the period covered by this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (Disclosure Controls) and its “internal controls and procedures for financial reporting” (Internal Controls).  This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Principal Executive Officer (President) and Chief Financial Officer.  Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusion of the Principal Executive and Financial Officer about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.  Based upon that evaluation, the Principal Executive and Financial  Officers  concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company requires to be included in this Quarterly Report on form 10-Q.  There have been no changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PRESIDENT’S AND CHIEF FINANCIAL OFFICER’S CERTIFICATIONS

Appearing immediately following the Signatures section of this Quarterly Report there are two separate Forms of “Certification” of the President and Chief Financial Officer.  The first form of Certification is required in accord with section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification).  This section of the Quarterly report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certificate and this information should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

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

None

(b)   Reports on Form 8-K

Changes in Principal Officers and Directors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL BIOTECH CORP.
(Registrant) Dated April 14, 2009	By: /s/ Louis Greco
President