Form 10-Q
period 2009-05-31
Global Biotech Corp.
filed 2009-07-14
CIK 1126162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2009

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

As of July 10, 2009, the Registrant had  67,265,500 shares of Common Stock outstanding.

INDEX

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets at May 31, 2009 (Unaudited), November 30, 2008	4
Statements of Operations (Unaudited) for the Six and Three months ended May 31, 2009 and May 31, 2008 and from Inception (November 2, 1998) to May 31, 2009.	5
Statement of Cash Flows (Unaudited) for the Six months ended May 31, 2009 and May 31, 2008 and from Inception (November 2, 1998) to May 31, 2009.	6
Notes to the Financial Statements (Unaudited).	7

Item 2. Plan of Operations

Item 3. Controls and Procedures	12

PART II: OTHER INFORMATION

Item 6. Exhibits and Reports On Form

SIGNATURES	13

Chang G. Park, CPA, Ph. D. t 2667 CAMINO DEL RIO SOUTH PLAZA B t SAN DIEGO t CALIFORNIA 92108-3707t t TELEPHONE (858)722-5953 t FAX (858) 408-2695 t FAX (858) 764-5480 t E-MAIL changgpark@gmail.com t

 Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Global Biotech Corp.
(A Development Stage company)

We have reviewed the accompanying balance sheet of Global Biotech Corp. (A Development Stage “Company”) as of May 31, 2009, and the related statements of operations, and cash flows for the three months ended May 31, 2009 and 2008, and for the period from November 2, 1998 (inception) through May 31, 2009. These financial statements are the responsibility of the Company’s management.

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
____________________________
Chang G. Park, CPA

July 9, 2009
San Diego, California

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	31-May-09	Nov. 30, 2008
	(Unaudited)
ASSETS
Current Assets
Cash	$172	$6
Prepaid exp	-	7,428
Total current assets	172	7,434

Property & Equipment (Net)	605,000	605,000

Total Assets	$605,172	$612,434

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payables and accrued liabilities	81,605	47,421
Notes Payable related party	1,005	29,844

Notes Payable	582,892	467,902

Total current liabilities	665,502	545,167

Stockholders' Equity

Preferred stock, $0.0001 par value authorized 80,000,00 shares 0 shares issued and outstanding May 31 2009, and November 31, 2008	-	-
Common stock, $0.0001 par value authorized 260,000,000 shares: issued and outstanding 67,265,500 May 31 2009 and November 30, 2008	6,727	6,727
Paid in capital	1,346,502	1,346,502
Deficit accumulated during the development stage	(1,413,559)	(1,285,962)

Total Stockholders' (Deficit) Equity	(60,330)	67,267
Total liabilities and Stockholders' Equity	$605,172	$612,434

See the accompanying notes to financial statements.

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months	Inception
	Ended	Ended	Ended	Ended	to
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008	May 31, 2009

Revenues:	$-	$-	$-	$-	$944,811

Cost of Revenues:	-	-	-	-	603,063
	-	-	-	-	341,748
Operating Expenses:
Bad Debt Exp	-	-	-	-	120,844
Licensing rights	-	-	-	-	700,000
Depreciation Exp	-	-	-	-	73,274
Marketing	-	-	-	-	236,266
Professional Fees	3,000	1,500	5,500	3,000	163,424
Selling, general and administrative	29,568	423	88,808	5,463	386,841
Total Operating Expenses	32,568	1,923	94,308	8,463	1,680,649

(Loss) before other income (expense)	(32,568)	(1,923)	(94,308)	(8,463)	(1,338,901)

Other income (expense):
Other income	-	-	-	-	81,052
Foreign exchange gain (loss)	(18,477)		(16,560)		(12,607)
Interest income	-	-	-	-	111,878
Interest Expense	(8,701)	(7,773)	(16,729)	(15,412)	(292,075)
Gain on Sale of Investment	-	-	-	-	359,583
Impairment Loss	-	-	-	-	(331,261)
Write down - leashold improvements	-	-	-	-	(2,663)
Write down - Notes receivable	-	-	-	-	11,435

Total other income (Expense)	(27,178)	(7,773)	(33,289)	(15,412)	(74,658)

Net (Loss)	$(59,746)	$(9,696)	$(127,597)	$(23,875)	$(1,413,559)

Basic weighted avg. common shares outstanding	67,265,500	67,265,500	67,265,500	67,265,500

Basic (Loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See the accompanying notes to financial statements.

(A DEVELOPMENT STAGE COMPANY)
Statement of Cash Flows (Unaudited)

			From Inception
	Six months ended		(November 2, 1998)
	31-May-09	31-May-08	to May 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(127,597)	$(23,875)	$(1,413,559)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	-	73,274
Common stock issued for services	-	-	113,375
Gain on sale of Investment			(359,583)
Impairment Loss	-	-	331,261
Write down of leasehold improvements	-	-	2,663
Write down of notes receivable	-	-	(11,435)
Accrued interest expense - note payable	16,729	15,412	182,587
Accrued interest income - note receivable	-	-	(106,352)
Changes in operating assets and liabilities
(Increase) Decrease - acc. receivable/prepaids	7,428	-	-
(Increase) Decrease in notes receivable	-	-	(461,899)
Increase (decrease) - accounts payable	34,184	3,000	81,605
Net Cash Provided by (used in) Operating Activities	(69,256)	(5,463)	(1,568,063)

Cash Flows from Investing Activities
Net sale (purchase of fixed assets	-	-	(60,937)
Proceeds from sale of investment shares	-	-	489,061
Net Cash Provided by (used in) Investing Activities	-	-	428,124

Cash Flows from Financing Activities
Bank Advances	-	(2,834)	-
Issue of Common stock	-	-	156,262
Payment of common stock subscription receivable	-	-	206,239
Proceeds from notes payable-related party	69,422	8,400	777,610
Net Cash provided by (used in) Financing Activities	69,422	5,566	1,140,111

Net Increase (Decrease) in Cash	166	103	172

Cash at Beginning of Period	6	-	-
Cash at End of Period	$172	$103	$172

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
MAY 31, 2009
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

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
MAY 31, 2009
(UNAUDITED)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The company reported net loss of $59,746 and $127,597 for the three and six months ended May 31, 2009 as well as reporting net losses of $1,413,559 from inception (November 2, 1998) to May 31, 2009. At May 31, 2009 the Company had negative working capital of $665,330 and stockholders’ deficit of $60,330.  This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The officers and directors are committed to help in raising funds to fill any operating cash flow shortages during the next fiscal year until the organization can generate sufficient funds from operations to meet current operating expenses and overhead, although there are no guarantees that this commitment will be met

Note 4 RELATED PARTY TRANSACTIONS

Between March 1,2009 and May 31,2009 the Company borrowed $1,715 from related parties and repaid $1,554 to said parties, for net borrowings of $161. As of May 31,2009, the outstanding balance of related party note payable is $1,005.

Note5-OPERATING LEASE

The Company signed a one year lease, for 1771 sq. ft of office space located in Montreal,Quebec, ending Sept 1,2009,at $1,695Cdn per month. The Company has the option to renew this lease for 4 one- year terms.

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

The Company will also attempt to engage in partnering with other beverage distributors or leasing its technology for royalties in those regions and for those products where it will not negatively impact on potential AquaBoost™ sales.GLOBAL BIOTECH CORP. (formerly Sword Comp-Soft Corp.) was incorporated in November 1998 as an (ASP) Application Service Provider, specializing in the E-Healthcare sector. As of March 5, 2003 this business was sold to Millenia Hope Inc., its former parent corporation. Subsequently, GLOBAL acquired the exclusive 10- year North American licensing rights to market a unique vehicle tracking system.

As of February 24, 2005, GLOBAL’s Board of Directors concluded that its attempt to enter the vehicle tracking business was unsuccessful and entered into a provisional agreement, with Advanced Fluid Technologies Inc. (AFT), a Delaware corporation, to acquire assets from the latter corporation pursuant to entering the bottled water, more specifically, the oxygenated bottled water market. On August 15, 2007 the Company finalized this agreement with Advanced Fluid Technologies to purchase their to be patented oxygenation unit and all technical know how, intellectual properties, methodologies and all information pertaining to the following:  the fixation of the oxygen molecule to water or any other fluid and/or to the building and maintenance of the oxygenation unit.  Furthermore, all trademarks for the name AquaBoost Oxygenated Water, currently in force in the U.S., Canada, and Mexico and the right to use and register said name globally, were to be  transferred to the Company.

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

GLOBALS’s registration statement, with the Security and Exchange Commission, was accepted on July 16, 2001 and, on June 16, 2009, the Company was cleared to trade on the OTC:BB.

Three months ended May 31, 2009 compared to May 31, 2008.

Professional, selling, general and administrative in 2009 was $32,568 and $1,923 in 2008.We had rent expense of $5,505 in the 2009 period and $0 in 2008. Our 2009 professional fees were $3,000 vs. $1,500 in 2008. We had $20,924 of regulatory exp in 2009 and $0 in 2008 as we were actively working on getting listed to publicly trade our shares.

We had foreign exchange losses on our transactions of $18,477 and no loss in 2008. We had interest expense, on our loans, of $8,701 in 2009 and $7,773 in 2008.

As a result of the above, we had a net loss of $59,746 in 2009 and $9,696 in 2008.

Six months ended May 31, 2009 compared to May 31, 2008.

Professional, selling, general and administrative in 2009 was $94,308 and $8,463 in 2008.We had $16,116 of consulting exp in 2009 in regard to our gearing up to ongoing production status and $3,000 in 2008. We also had an additional $12,459 of developmental exp in 2009 in connection with new beverage formulations that we are working on. We had $44,470 of regulatory exp in 2009 and $400 in 2008 as we were actively working on getting listed to publicly trade our shares. We had rent expense of $9,197 in 2009 and $0 in 2008. Our 2009 professional fees were $5,500 vs, $3,000 in 2008.

We had foreign exchange losses on our transactions of $16,560 and no loss in 2008. We had interest expense, on our loans, of $16,729 in 2009 and $15,412 in 2008.

As a result of the above, we had a net loss of $127,597 in 2009 and $23,875 in 2008.

Liquidity and cash flow needs of the company

From December 1st, 2008 to May 31, 2009 the company used $69,256 for operating activities while recording no revenues. From June 1, 2009 to November 30, 2009, the fiscal year end, the company estimates that its net cash flow needs will be $550,000.

Item 3. CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF THE COMPANY’S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

As of the close of the period covered by this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (Disclosure Controls) and its “internal controls and procedures for financial reporting” (Internal Controls).  This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Principal Executive Officer (President) and Chief Financial Officer.  Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusion of the Principal Executive and Financial Officer about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.  Based upon that evaluation, the Principal Executive and Financial Officers  concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company requires to be included in this Quarterly Report on form 10-Q.  There have been no changes in the Company’s internal controls or in other factors, which could significantly affect internal controls, subsequent to the date the Company carried out its evaluation.

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

Material Modifications to Security Holders’ Rights

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
GLOBAL BIOTECH CORP. (Registrant)

Dated July 10,2009	By: /s/ Louis Greco
President