Form 10-Q
period 2009-08-31
Global Biotech Corp.
filed 2009-10-08
CIK 1126162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). Yes  NO  ☒

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

As of October 8, 2009, the Registrant had  67,265,500 shares of Common Stock outstanding.

INDEX

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets at August 31, 2009 (Unaudited), November 30, 2008	3
Statements of Operations (Unaudited) for the Nine and Three months ended August 31, 2009and August 31, 2008 and from Inception (November 2, 1998) to August 31, 2009.	4
Statement of Cash Flows (Unaudited) for the Nine months ended August 31, 2009 and August 1, 2008 and from Inception (November 2, 1998) to August 31, 2009.	5
Notes to the Financial Statements (Unaudited).	6

Item 2. Plan of Operations

Item 3. Controls and Procedures	11

PART II: OTHER INFORMATION	12

Item 6. Exhibits and Reports On Form

SIGNATURES	12

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	August 31,2009	Nov. 30, 2008
	(Unaudited)
ASSETS
Current Assets
Cash	$684	$6
Prepaid exp	-	7,428
Total current assets	684	7,434

Property & Equipment (Net)	605,000	605,000

Total Assets	$605,684	$612,434

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payables and accrued liabilities	85,033	47,421
Notes Payable related party	10,078	29,844

Notes Payable	615,259	467,902

Total current liabilities	710,370	545,167

Stockholders' Equity

Preferred stock, $0.0001 par value
authorized 80,000,00 shares
0 shares issued and outstanding Aug 31 2009,
and November 31, 2008	-	-
Common stock, $0.0001 par value authorized
260,000,000 shares: issued and
outstanding 67,265,500 Aug 31 2009 and November 30, 2008	6,727	6,727
Paid in capital	1,346,502	1,346,502
Deficit accumulated during the development stage	(1,457,915)	(1,285,962)

Total Stockholders' (Deficit) Equity	(104,686)	67,267
Total liabilities and Stockholders' Equity	$605,684	$612,434

See the accompanying notes to financial statements.

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months	Inception
	Ended	Ended	Ended	Ended	to
	August 31,2009	Augst 31,2008	August 31,2009	August 31,2008	August 31,2009

Revenues:	$-	$-	$-	$-	$944,811

Cost of Revenues:	-	-	-	-	603,063
	-	-	-	-	341,748
Operating Expenses:
Bad Debt Exp	-	-	-	-	120,844
Licensing rights	-	-	-	-	700,000
Depreciation Exp	-	-	-	-	73,274
Marketing	-	-	-	-	236,266
Professional Fees	4,276	1,500	13,931	4,500	167,700
Selling, general and administrative	28,760	20,903	113,413	26,366	415,601
Total Operating Expenses	33,036	22,403	127,344	30,866	1,713,685

(Loss) before other income (expense)	(33,036)	(22,403)	(127,344)	(30,866)	(1,371,937)

Other income (expense):
Other income	-	-	-	-	81,052
Foreign exchange gain (loss)	(1,320)		(17,880)		(13,927)
Interest income	-	-	-	-	111,878
Interest Expense	(10,000)	(7,909)	(26,729)	(23,321)	(302,075)
Gain on Sale of Investment	-	-	-	-	359,583
Impairment Loss	-	-	-	-	(331,261)
Write down - leashold improvements	-	-	-	-	(2,663)
Write down - Notes receivable	-	-	-	-	11,435

Total other income (Expense)	(11,320)	(7,909)	(44,609)	(23,321)	(85,978)

Net (Loss)	$(44,356)	$(30,312)	$(171,953)	$(54,187)	$(1,457,915)

Basic weighted avg. common shares outstanding	67,265,500	67,265,500	67,265,500	67,265,500

Basic (Loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See the accompanying notes to financial statements.

GLOBALBIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
Statement of Cash Flows (Unaudited)

			From Inception
	Nine months ended		(November 2, 1998)
	Aug 31,2009	Aug 31,2008	to August 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(171,953)	$(23,875)	$(1,457,915)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	-	-	73,274
Common stock issued for services	-	-	113,375
Gain on sale of Investment			(359,583)
Impairment Loss	-	-	331,261
Write down of leasehold improvements	-	-	2,663
Write down of notes receivable	-	-	(11,435)
Accrued interest expense - note payable	26,729	15,412	192,587
Accrued interest income - note receivable	-	-	(106,352)
Changes in operating assets and liabilities
(Increase) Decrease - acc. receivable/prepaids	7,428	-	-
(Increase) Decrease in notes receivable	-	-	(461,899)
Increase (decrease) - accounts payable	37,612	3,000	85,033
Net Cash Provided by (used in) Operating Activities	(100,184)	(5,463)	(1,598,991)

Cash Flows from Investing Activities
Net sale (purchase of fixed assets	-	-	(60,937)
Proceeds from sale of investment shares	-	-	489,061
Net Cash Provided by (used in) Investing Activities	-	-	428,124

Cash Flows from Financing Activities
Bank Advances	-	(2,834)	-
Issue of Common stock	-	-	156,262
Payment of common stock subscription receivable	-	-	206,239
Proceeds from notes payable-related party	100,862	8,400	809,050
Net Cash provided by (used in) Financing Activities	100,862	5,566	1,171,551

Net Increase (Decrease) in Cash	678	103	684

Cash at Beginning of Period	6	-	-
Cash at End of Period	$684	$103	$684

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
AUGUST 31, 2009
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

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
AUGUST 31, 2009
(UNAUDITED)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The company reported net loss of $44,356 and $171,953 for the three and nine months ended August 31, 2009 as well as reporting net losses of $1,457,915 from inception (November 2, 1998) to August 31, 2009. At August 31, 2009 the Company had negative working capital of $709,686 and stockholders’ deficit of $104,686.  This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The officers and directors are committed to help in raising funds to fill any operating cash flow shortages during the next fiscal year until the organization can generate sufficient funds from operations to meet current operating expenses and overhead, although there are no guarantees that this commitment will be met

Note 4, Related party transactions

Between June1, 2009 and August 31,2009 the Company borrowed $15,386 from related parties and repaid $6,313 to said parties, for net borrowings of $9,073 ($9,899Cdn).

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

On August 15, 2007 the Company finalized an agreement with Advanced Fluid Technologies to purchase their to be patented oxygenation unit and all technical know how, intellectual properties, methodologies and all information pertaining to the following:  the fixation of the oxygen molecule to water or any other fluid and/or to the building and maintenance of the oxygenation unit. Also included were  all trademarks for the name AquaBoost Oxygenated Water, currently in force in the U.S., Canada, and Mexico and the right to use and register said name globally.

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

Three months ended August 31, 2009 compared to August 31, 2008.

Selling, general and administrative in 2009 was $28,760 and $20,903 in 2008.We had rent expense of $4,051 in the 2009 period and $0 in 2008. We had $12,910 of regulatory exp in 2009 and $20,680 in 2008 as we had just started the work on getting listed to publicly trade our shares in 2008. We had $4,485 of consulting exp in 2009 in regard to our gearing up to ongoing production status and $0 in 2008. We also had an additional $5,494 of developmental exp in 2009 in connection with new beverage formulations that we are working on and $0 in 2008. Our 2009 professional fees were $4,276 vs. $1,500 in 2008.

We had foreign exchange losses on our transactions of $1,320 and no loss in 2008. We had interest expense, on our loans, of $10,000 in 2009 and $7,909 in 2008.

As a result of the above, we had a net loss of $44,356 in 2009 and $30,312 in 2008.

Nine months ended August 31, 2009 compared to August 31, 2008.

Selling, general and administrative in 2009 was $113,413 and $26,366 in 2008.We had $16,446 of consulting exp in 2009 in regard to our gearing up to ongoing production status and $3,000 in 2008. We also had an additional $17,953 of developmental exp in 2009 in connection with new beverage formulations that we are working on and $0 in 2008. We had $57,380 of regulatory exp in 2009 and $21,080 in 2008 as we were actively working on getting listed to publicly trade our shares, commencing with Q3 of 2008. We had rent expense of $13,248 in 2009 and $0 in 2008. Our 2009 professional fees were $13,931 vs. $4,500 in 2008.

We had foreign exchange losses on our transactions of $17,880 in 2009 and no loss in 2008. We had interest expense, on our loans, of $26,729 in 2009 and $23,321 in 2008.

As a result of the above, we had a net loss of $171,953 in 2009 and $54,187 in 2008.

Liquidity and cash flow needs of the company

From December 1st, 2008 to August 31, 2009 the company used $100,184 for operating activities while recording no revenues. From September 1, 2009 to November 30, 2009, the fiscal year end, the company estimates that its net cash flow needs will be $180,000.

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

GLOBAL BIOTECH CORP. (Registrant)

Dated October 8, 2009	By: /s/ Louis Greco
President