Form 10-K
period 2009-11-30
Global Biotech Corp.
filed 2010-03-01
CIK 1126162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2009

Commission File Number 000-33271

GLOBAL BIOTECH CORP.

Delaware	98-022951
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

5800 Metropolitan Blvd E Suite 328
Montreal, Quebec H1S 1A7
ADDRESS OF principal Executive Offices)

Issuer's telephone number: (514) 333-4545

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common stock, par value $0.0001 per share   Preferred stock, par value $0.0001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act) Yes ☒

Check if there is no disclosure of delinquent filers, in response to Item 405 of Regulation S-B, is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information, statements incorporated by reference in Part 3 of this Form 10-K or any amendment to this Form 10-K.

Issuer's revenues for its most recent fiscal year: $0

As of June 18, 2009, the aggregate market value of the issuer's common stock based on its reported price on the OTC Bulletin Board held by non-affiliates of the issuer was approximately $3,360,775. The shares of Global Biotech were not listed on any publicly traded exchange as of the end of its most recently completed second quarter.

At February 25, 2010, 67,265,500 shares of issuer's common stock were outstanding.

GLOBAL BIOTECH CORP.
FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

SECTION

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

GLOBAL’s vehicle tracking system was supposed to seamlessly tie together wireless communications and the Internet with global positioning technology to link vehicles to a world of unlimited wireless services. As of February 24, 2005,GLOBAL’s Board of Directors concluded that its attempt to enter the vehicle tracking business was unsuccessful and entered into a provisional agreement, with Advanced Fluid Technologies Inc. a Delaware corporation, to acquire assets from the latter corporation pursuant to entering the bottled water, more specifically the oxygenated bottled water, market. This Agreement was finalized on August 15, 2007.

(b) Business of Issuer

GLOBAL’s goal is to position AquaBoost(TM), the bottled oxygenated water product it expects to acquire from Advanced Fluid Technologies, as an energizing alternative to soft drinks and as a beverage with more health benefits than ordinary water. To date, the aforementioned product has had minimal sales and the Company will endeavor, but can offer no guarantees, to raise its sales level significantly. Officers and director of the firm have committed to fund the operations of the Company until sufficient funds have been generated from ongoing business.

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

BOTTLED WATER MARKET

Worldwide sales in the fast-growing bottled water industry have risen annually, over the past decade, surpassing $40 billion US in 2004. The United States market was $7.1 billion US and the European market, where bottled water is the leading beverage, at an estimated $12 billion. Some analysts suggest that bottled water will surpass all US beverage categories, excluding soft drinks. Bottled water sales grew at a 7.9% annual rate between 2002-2007 to reach 206 billion litres.

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

Currently, we expect that our oxygenated bottled water will be produced for us by Saint Ellie’s bottling plant in Quebec,Canada, though we have the option to utilize any other facility that may prove more efficacious. Their production and bottling capacity is more than adequate to fill our estimated annual sales of oxygenated water.

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

Purchase price, for all the aforementioned assets, is a combination of debt this being the $216,261 due by AFT to the Company in a note payable as of August 26, 2005, and 18 million shares of the Company’s common stock, valued at $720,000. Pursuant to the above stock issuance to Advanced Fluid Technologies, on August 15,2007, the assets listed in the Agreement were transferred to the Company.

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

As reported in the New York Times in 2001,Glenn J. Butler, whose bio-engineering career includes work with NASA and whose firm manages The Chronic Wound Treatment & Hyperbaric Center at The Mount Vernon Hospital, researched the long and short-term effects of consuming Oxygen8 (an oxygenated water produced in the US). Mr. Butler's findings: "By drinking Oxygen8, there is a significant increase in blood oxygen levels. The results suggest that the oxygen remains inthe system for longer than 10 minutes after consumption. Approximately 1 out of every 3 of Americans is in need of hydration and thus, oxygen would be beneficial for their health."

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

Purchase price, for all the aforementioned assets, was a combination of debt this being the $216,261 due by AFT to the Company in a note payable as of August 26, 2005, and 18 million shares of the Company’s common stock valued at $0.04 per share or $720,000.  Pursuant to the above stock issuance to Advanced Fluid Technologies on August 15,2007, the assets listed in the Agreement were transferred to the Company.

Business Objectives and Milestones

The Company’s short-term and medium-term objectives are as follows:

•	To attach our oxygenation unit in Quebec to the bottling line of a recognized North American bottler via a joint venture or establish our own bottling plant;
•
To create a revenue stream through sales from strategic merchandising relationships and highly targeted markets - to this end, the Company is working on forming business relationships with pharmacy chains to place its nutraceutical beverage products in the next 6 to 12 months;

•	To strengthen its investor relations program, to increase shareholder value and increase public investors’ interest in the Company; and
•
To complete development of additional oxygenated and non-oxygenated drinks with nutraceutical values, which can be added to the Company’s product offering, distributed by others, or licensed to others.

The Company’s long-term objectives are:

•
To position Aquaboost™ as a top quality oxygenated water in the specialty waters market - Aquaboost™’s oxygenation level (up to 100 ppm and greater), the ability of our bottled water to retain this level of oxygenation, even over lengthy periods of time, and the purity of our product, we believe, should give Aquaboost™ the ability to become a staple in this specialty waters niche;

•
To reach our 4 years sales objective - We have set a conservative sales objective of 4-6% of the European and American markets, or US$12.5 million to US$20 million of annual revenues by 2013. The fact that Aquaboost™ was seen by hundreds of distributors at the SIAL in Montreal, Canada in 2001, gives Management confidence that Global can meet these sales objectives; and

•
To enter other complimentary beverage fields - The Company has held discussions with several large beverage companies about oxygenating fruit juices. Should these discussions prove successful, the Company would have another major revenue generating area.  The Company may also partner with other beverage distributors or lease its technology for royalties in those regions and for those products where it will not negatively impact potential Aquaboost™ sales. We are also conducting research and development on a potential new product that we currently refer to as “Aquaboost-VitA:  Orange Antioxidant”.

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

Perry Choiniere – Chief Operating Officer-Director

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

Gilles Lamarre- Vice President-Director

Responsible for assisting the President with general oversight of the Company, its operations and shareholder communications. Currently, he devotes a full week to the Company and is a Montreal resident

Eric Sonigo, Vice President – Production

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

ITEM 2.  DESCRIPTION OF PROPERTIES

Our principal office is 1200 sq, ft., located at 5800 Metropolitan Est, suite 328 in Montreal, Quebec.

ITEM 3.  LEGAL PROCEEDINGS

We are not involved in any material legal proceedings.

ITEM 4.  ITEMS SUBMITTED TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Company's Common Stock is currently quoted for trading on the Over The Counter Bulletin Board Market under the symbol GBIQ. The following table sets forth the range of quarterly, high and low sale prices for the Company's Common Stock from the inception of quotation during the fourth quarter of 2009. The quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Common stock	High	Low

2009

Fourth Quarter (inception)	$0.50	$0.15

2010

First Quarter	$0.30	$0.07

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
(b) Holders

As of February 25, 2010, there were over 300 holders of the Company's common stock.

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

(c) Other securities to be registered

None

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We have set a conservative sales objective of 4-6% of the European and American markets, or $12.5 million U.S. to $20 million U.S., by the year 2013, our envisioned fourth year of production. The fact that AquaBoost(TM) was seen by hundreds of distributors at the SIAL in Montreal, Canada in 2001 and that there is already a market in Mexico for the product, gives us confidence in our abilities to reach our sales objectives. However, no assurances can be given that the Company will meet these goals.

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

As of December 2009, we started the process of hooking up our oxygenation unit to the facility of an established water bottler in the Shawinigan, Quebec region. We expect to be in production April/May of 2010.

GLOBAL BIOTECH CORP. (formerly SWORD COMP-SOFT CORP.) was incorporated in November 1998 as an (ASP) Application Service Provider, specializing in the E-Healthcare sector. On May 29, 2000 Millenia Hope Inc. acquired 35,700,000 shares of GLOBAL BIOTECH CORP., this being the 76% of GLOBAL’s issued capital, in exchange for 5,000,000 common shares, valued at $129,478 based on the net tangible asset value of Millenia Hope and not fair market value of the shares and 5,000,000 warrants entitling the registered holder thereof to purchase at any time from that date for a period of three years, one share of common stock at a price of two dollars.

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

GLOBAL’s vehicle tracking system was supposed to seamlessly tie together wireless communications and the Internet with global positioning technology to link vehicles to a world of unlimited wireless services. As of February 24, 2005, GLOBAL’s Board of Directors concluded that its attempt to enter the vehicle tracking business was unsuccessful and entered into a provisional agreement, with Advanced Fluid Technologies Inc. (AFT), a Delaware corporation, to acquire assets from the latter corporation pursuant to entering the bottled water, more specifically, the oxygenated bottled water market.

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

Purchase price, for all the aforementioned assets, was a combination of debt this being the $216,261 due by AFT to the Company in a note payable as of August 26, 2005, and 18 million shares of the Company’s common stock valued at $0.04 per share or $720,000. Pursuant to the above stock issuance to Advanced Fluid Technologies on August 15,2007, the assets listed in the Agreement were transferred to the Company.

GLOBAL’s registration statement, with the Security and Exchange Commission, was accepted on July 16, 2001 and it was cleared by FINRA on June 16, 2009 to trade its shares on the OTC: BB.

In an effort to expand its product line, the Company is working on developing a new product that we currently refer to as “Aquaboost-VitA: Orange Antioxidant”.  This experimental product contains water oxygenated using the Aquaboost™ technology, vitamin C, vitamin E and apple skin extract.  The Company is in the research and testing phase of the product’s development, and is conducting research into the product’s antioxidant effects and palatability.

 On January 14, 2009, Giuseppe Daniele resigned as a director of the Company. On January 19, 2009 Gilles Lamarre was appointed a director of the Company to fill the vacancy created by his resignation. On January 19, 2009, Perry Choiniere was appointed the Chief Financial Officer of the Company.  Mr. Choiniere will serve as the Company’s Chief Financial Officer until further notice.

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

March 5, 2009, Frederic Blondeleau resigned as Vice President – Sales and Marketing of Global Biotech. Mr. Louis Greco, Pres of Global Biotech assumed Mr. Blondeleau’s responsibilities.

Year ended November 30, 2009 compared to November 30, 2008

In 2009 we had $22,371 of professional fees and$10,500 in 2008, due to a greater amount of work in connection with our being listed to trade on the OTC:BB and our efforts to start the production of our oxygenated waters. We had $125,627 of SG&A expenses in 2009 and $25,456 in 2008. The rise in costs were due to $46,000 of extra regulatory fees, in connection with our  successful attempt to be become a listed trading company, $19,000 of developmental costs and $13,000 in extra  consulting fees  in our efforts to start the production of our oxygenated waters.  We had a full year’s rent in 2009 and only 3 months in 2008,this plus extra day- to- day expenses was higher by $22,000 in 2009 over 2008.

We had net interest expense, on our outstanding notes, of $40,614in 2009 and $31,368 in 2008.Highher borrowing costs were due to extra expenditures for the above expenses. We had Fx losses of $22,100 in 2009 and no significant amount in 2008.

As a result of the foregoing we had a loss of $210,712 in 2009 and a loss of $63,371 in 2008.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2009 the company had negative working capital of $748,445.  We expect that our cash needs for the fiscal year ending November 30, 2010 will be $1,200,000. Management anticipates generating revenue through sales during the next fiscal year. The officers and directors of the company have indicated their commitment to help in finding funds to aid in the operations of the organization during the next fiscal year, until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission “SEC” under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of SFAS No. 168 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, “Accounting for Transfers of Financial Assets”, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140”. The object of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement addresses (1) practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS No. 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2009, FASB issued SFAS No. 165 (SFAS 165) “Subsequent Events”. SFAS 165 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a significant impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It was effective on November 15, 2008.  The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”.  This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on the Company’s financial statements. Refer to Note 11.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

ITEM 9.  Director and Executive Officers

a) Directors and Executive Officers

Name	Age	Title

Louis Greco	55	President-Director
Perry Choiniere	44	Chief Operating Officer - Director
Dr. Pierre Marois	58	Chief Scientific Officer
Gilles Lamarre	62	Vice President-Director
Eric Sonigo	42	Vice President Production

Louis Greco – President, CEO and Director

Louis Greco, age 55, received his B. Comm. from McGill University in Montreal, Canada in 1974.  Mr. Greco has been involved with a variety of consumer oriented industries in his 30 years in business.  He worked in financial industry as a branch manager of the National Bank from 1975-1980.  During the next decade until 1990, Mr. Greco was the manager of a chain of video outlets, and involved with sales.  From 1990 to 1995, he co-owned a retail food establishment.  Between 1996 and present he has worked as a sales consultant to the national divisions of multinational office technology corporations, Minolta (Canada) and Panasonic Canada.  Mr. Greco’s management, sales and financial skills will greatly aid Global Biotech.  His experience in sales will help the Company to strategically position its products and technical expertise in the desired marketplaces. As President and CEO of the Company, Mr. Greco is responsible for the general oversight of the Company, its operations and its communications with its shareholders. Mr. Greco currently devotes part of his time working for the Company, but will be working full-time as an employee once Global commences sales of its product.

Perry Choiniere – Chief Operating Officer, Chief Financial Officer, and Director

Perry Choiniere, age 44, has been involved in a number of consumer oriented ventures for more than 20 years.  He started his career in the customer service field for a large provider of heating oil to residential and commercial users.  For most of the next 2 decades he managed and ran several businesses involved in the maintenance and construction sectors, dealing directly with the public and being responsible for the day to day administration of the previously mentioned businesses.  During the last 4 years to date, he has been involved with the negotiations and sales of products, both domestically and internationally, in the pharmaceutical and nutritional industries.  Mr. Choiniere brings to Global a broad knowledge of business management and expertise in consumer relations.  Mr. Choiniere has worked with Biomedico Pharma in a technical quasi-engineering capacity. His intuitive abilities have assisted him in understanding the mechanical aspects of the oxygenation process. As a director, the Chief Operating Officer, and Chief Financial Officer his responsibilities are to oversee and manage the operations of bottling line and the logistics’ attached to the oxygenation and bottling process and to manage the finances and financial reporting obligations of the Corporation. Mr. Choiniere devotes all of his time to the Company as a full-time employee.

Dr. Pierre Marois – Chief Science Officer

Dr. Pierre Marois, age 58, served as a Director at Global from May 11, 2006 until August 15, 2007, and has been a Chief Science Officer since May 11, 2006.  Dr. Marois received his medical degree from the University de Montreal in 1978 and his specialization certificate, from the College of Physicians and Surgeons of Canada, in 1979.  For the past 25 years, Dr. Marois has worked as a physician at St. Justine’s Hospital in Montreal, Canada, and several other pediatric hospitals specializing in Physical Medicine and Rehabilitation  where he is well-respected.  Dr. Marois has initiated countless research projects in neuromuscular  disease and cerebral palsy.  Dr. Marois has specific expertise in the oxygenation process, having been one of the leaders of a research team involved in oxygenation projects from 1998-2001 for which he received the inaugural Richard A. Neubauer award. He has participated in symposiums, lectures and written numerous articles on the subject, for the past decade.  He is known for his work with children in hyperbaric chambers, in which pressurized   oxygen is injected into a chamber  and the body is subjected to an increased amount of oxygen.  He is a leading authority on the effects of oxygen therapy on the human body.  As a part time employee of the Company, the proportion of his time devoted to the Company is dependent upon the requirements of the Company for his expertise, the Company’s phase of development and his availability.

Gilles Lamarre – Vice President and Director

Mr. Lamarre, age 62began his career as a Box Office Manager at Expo 67 (Garden of Stars). In 1969 he joined the National Arts Centre where in 1975 he developed the first computerized subscription/season ticketing system in North America.  In 1984, he made the transition to the private sector by co-founding Uniticket to service the Ottawa/Hull Region. Uniticket processed over 1.5 million tickets each year and was sold to Ticketmaster Canada Inc. in 1988. He also co-founded and developed Ticketnet Corporation in 1984, a major new national network for ticketing and shared-resource box office management, which was subsequently sold to AMR in 1986. Mr. Lamarre has acted as a consultant/advisor to a number of Canadian corporations in the development and implementation of leading edge technology and business development.  More recently, he fulfilled several executive functions with Comnetix, a leading provider of technology to law enforcement agencies. He then became a Board member and a member of their Audit and Compensation committees and resigned in early 2006 to concentrate his efforts on developing a new venture related to weight loss programs and products.  He is currently the President and CEO of Wykanta International Ltd., a company engaged in the production and sale of nutraceutical products.  As Vice President of the Company, Mr. Lamarre will be responsible for assisting the President with the general oversight of the Company, its operations and its communications with its shareholders.  He will devote all of his time as an employee working for the Company as Vice President and a director.

Eric Sonigo – Vice President - Production

Eric Sonigo, age 42, began his career in sales of various goods and services, from cellular accessories to delivering luxury cars.  He has been involved with sales and scheduling during his entire career, meeting with individuals and coordinating their various needs and corporate priorities.  He has extensive knowledge of the maintenance and running of the Company’s primary oxygenation machinery, having been involved with the original owners of that unit.  Although Mr. Sonigo is not an engineer by training, the practical knowledge garnered by Mr. Sonigo and specific expertise gleaned from the engineers involved in the initial oxygenation product have given Mr. Sonigo the knowledge to monitor and maintain the production equipment, and schedule and run the production of the Company’s products.  Mr. Sonigo has worked with Advanced Fluid Technologies Inc. and has expertise in the oxygenation process.  Once production commences, Mr. Sonigo will run the oxygenation unit as a full-time employee of Global.

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

ITEM 10.  EXECUTIVE COMPENSATION

(a) General

None of the current or past Officers or Directors received any compensation during fiscal 2007, 2008 or 2009.

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

(f) Report on Repricing of options/SAR

None

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 25, 2010, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for

•	Each person known by us to own beneficially more than five (5%)percent of our outstanding common stock,
•	Each of our officers and directors and
•	All of our officers and directors as a group.

Name	Number Of Shares Owned	% of Total
	Beneficially

Jomuc Holdings 1623 Buttonwood Bay Belize City, Belize (Represented by J. Muccari)	5,800,000	8.62%

Louis Greco 5800 Metropolitan Blvd Est suite 328 Montreal,Quebec President-Global Biotech	25,000	.04%

Perry Choiniere 5800 Metropolitan Blvd Est suite 328 Montreal,Quebec COO/CFO-Global Biotech	25,000	.04%

All Directors and Officers	50,000	.08%

Item 12.  Certain Relationships and Related Transactions.

None

Item 13. Financial Statements and Exhibits.

(a)	List of Financial statements filed herewith

GLOBAL BIOTECH CORP.
(A company in the development stage)

(b) List of Exhibits.

Reports on Form 8-K

Material Agreement
Appointment, resignation of officers/directors

Item 14.  Principal Accountant Fees and Service

Audit Fees

For the fiscal year ended November 30, 2009, the aggregate fees billed for professional services rendered by Chang G. Park, CPA ("independent auditors") for the audit of the Company's annual financial statements totaled approximately $18,250.

Financial Information Systems Design and Implementation Fees

For the fiscal year ended November 30, 2009 there were $-0- in fees billed for professional services by the Company's independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

For the fiscal year ended November 30, 2009 there was $0 in fees billed for other service.

Sarbane Oxley Declarations

SIGNATURES

In accordance with the requirement of the Securities Exchange Act, this Annual Report or Amendment was signed by the following persons in the capacities and on the dates stated:

GLOBAL BIOTECH CORP.

Date: February 25, 2010	/s/ Louis Greco
Louis Greco, President, Director
(Principal Executive Officer)

/s/ Perry Choiniere
Perry Choiniere,
Chief Financial Officer, Director

Chang G. Park, CPA, Ph. D.
t 2667 Camino Del Rio S. Plaza B t San Diego t California 92108-3707t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 764-5480
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Global Biotech Corp.

We have audited the accompanying balance sheets of Global Biotech Corp. ( A Development Stage Company) as of November 30, 2009 and 2008 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended and for the period of November 2, 1998 (inception) to November 30, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Biotech Corp. as of November 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and the period of November 2, 1998 (inception) to November 30, 2009 in conformity with U.S. generally accepted accounting principles.

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

CHANG G. PARK, CPA

February 25, 2010
San Diego, CA. 92108

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

GLOBAL BIOTECH CORP.
(A Development Stage Company)
Balance Sheets

ASSETS

	As of	As of
	November 30,	November 30,
	2009	2008
CURRENT ASSETS
Cash	$44,019	$6
Short Term Investments	122,409	—
Prepaid exp	—	7,428

Total Current Assets	166,428	7,434

Property & Equipment (net)	605,000	605,000

TOTAL ASSETS	$771,428	$612,434

See Notes to the Financial Statements

GLOBAL BIOTECH CORP.
(A Development Stage Company)
Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY

	As of	As of
	November 30,	November 30,
	2009	2008
CURRENT LIABILITIES

Accounts payable	$98,016	$47,421
Notes payable - (related party)	15,592	29,844
Notes Payable	801,265	467,902
Total Current Liabilities	914,873	545,167

STOCKHOLDERS' EQUITY

Preferred Stock $0.0001 par value
Authorized 80,000,000 shares
0 shares issued and outstanding as of
November 30, 2009 and November 30, 2008	—	—

Common stock $0.0001 par value, 260,000,000
Shares authorized: 67,265,500 shares issued
and outstanding as of November 30,
2009 and 67,265,500 as of November 30, 2008	6,727	6,727
Paid-in capital	1,346,502	1,346,502
Deficit accumulated during the development stage	(1,496,674)	(1,285,962)
Total Stockholders' EQUITY	(143,445)	67,267

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$771,428	$612,434

See Notes to the Financial Statements

GLOBAL BIOTECH CORP.
(A Development Stage Company)
Statements of Operations

			November 2, 1998
			(Inception)
	Year Ended	Year Ended	through
	November 30,	November 30,	November 30,
	2009	2008	2009

REVENUES	$—	$—	$944,811

Costs of revenues	—	—	(603,063)

GROSS PROFIT	—	—	341,748

OPERATING COSTS
Bad debt expense	—	—	120,844
Licensing rights	—	—	700,000
Depreciation expense	—	—	73,274
Marketing expense	—	—	236,266
Professional fees	22,371	10,500	180,295
Selling, general and administrative expense	125,627	25,456	423,660

Total Operating Costs	147,998	39,956	1,734,339

OPERATING (LOSS)	(147,998)	(39,956)	(1,392,591)

OTHER INCOME & (EXPENSES)
Fx loss	(22,100)	—	(22,100)
Interest income	—	—	111,878
Other income	—	3,953	85,005
Interest expense	(40,614)	(31,368)	(315,960)
Write-down of leasehold improvements	—	—	(2,663)
Write-up of notes receivable, related parties	—	—	11,435
Impairment Loss	—	—	(331,261)
Gain on sale of investment	—	—	359,583
Total Other Income & (Expenses)	(62,714)	(27,415)	(104,083)

NET INCOME (LOSS)	$(210,712)	$(67,371)	$(1,496,674)
BASIC EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	67,265,500	67,265,500

See Notes to the Financial Statements

GLOBAL BIOTECH CORP.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From November 2, 1998 (inception) through November 30, 2008

					(Deficit)
					Accumulated
			Additional	Stock	During the
	Common	Common	Paid-in	Subscription	Development
	Shares	Stock	Capital	Receivable	Stage	Total

Balance, November 30, 1998	0	$—	$—	$—	$—	$—

Stock issued on April 30, 2000 for cash	10,400,000	1,040	258,961	(103,739)		156,262

Stock issued on April 30, 2000 for settlement of equipment purchase	600,000	60	14,940			15,000

Stock issued May 29, 2000 in exchange for 5,000,000 shares of Millenia Hope, Inc.	35,700,000	3,570	125,908			129,478

May 31, 2000 - collection on subscription				20,408		20,408

June 30, 2000 - collection on subscription				83,331		83,331

Net loss for November 2, 1998 (inception) to November 30, 2000					(69,231)	(69,231)
Balance, November 30, 2000	46,700,000	4,670	399,809	—	(69,231)	335,248

Stock issued on September 15, 2001 for cash	30,000	3	119,997	(120,000)		—

Stock issued on November 21, 2001 for cash	380,000	38	189,962	(190,000)		—

Net loss for the year ended November 30, 2001					(1,679)	(1,679)
Balance, November 30, 2001	47,110,000	4,711	709,768	(310,000)	(70,910)	333,569

Stock issued December 5, 2001 in exchange for payment of consulting fees	82,500	8	16,492			16,500

Stock issued May 13, 20002 in exchange for professional fees	205,200	21	51,354			51,375

September 4, 2005 - collection on subscription			(112,500)	112,500		—

Stock issued October 14, 2002 in exchange for payment on consulting fees	10,000	1	1,999			2,000

November 10, 2002 - collection on subscription			(95,000)	95,000		—

Net loss for the year ended November 30, 2002					(141,693)	(141,693)
Balance, November 30, 2002	47,407,700	4,741	572,113	(102,500)	(212,603)	261,751

Rounding	300					—

stock issued December 1, 2002 in exchange for marketing expense	250,000	25	24,975			25,000

February 28, 2003 - collection on subscription				23,750		23,750

May 31, 2003 - collection on subscription				23,750		23,750

August 31, 2003 - collection on subscription				23,750		23,750

Stock issued October 20, 2003 in exchange for marketing expense	350,000	35	17,465			17,500

Stock issued October 20, 2003 in exchange for notes payable	257,500	26	12,849			12,875

November 30, 2003 - collection on subscription				31,250		31,250

Net loss for the year ended November 30, 2003					(715,903)	(715,903)
Balance, November 30, 2003	48,265,500	4,827	627,402	—	(928,506)	(296,277)

Net loss for the year ended November 30, 2004	—	—	—	—	(12,963)	(12,963)
Balance, November 30, 2004	48,265,500	4,827	627,402	—	(941,469)	(309,240)

Net income for the year ended November 30, 2005	—	—	—	—	142,417	142,417
Balance, November 30, 2005	48,265,500	$4,827	$627,402	$—	$(799,052)	$(166,823)

See Notes to the Financial Statements

GLOBAL BIOTECH CORP.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
From November 2, 1998 (inception) through November 30, 2009

Stock issued March 1, 2006
In exchange for services	1,000,000	100	900	—	—	1,000

Net (loss) for the year ended
November 30, 2006	—	—	—	—	(47,203)	(47,203)
	49,265,500	$4,927	$628,302	$—	$(846,255)	$(213,026)
Stock issued August 15, 2007
In exchange of Property & Equipment & Goodwill	18,000,000	1,800	718,200	—	—	720,000

Net (loss) for the year ended
November 30, 2007	—	—	—	—	(376,336)	(376,336)
	67,265,500	$6,727	$1,346,502	$—	$(1,222,591)	$130,638

Net (loss) for the year ended
November 30, 2008	—	—	—	—	(63,371)	(63,371)
	67,265,500	$6,727	$1,346,502	$—	$(1,285,962)	$67,267

Net (loss) for the year ended					(210,712)	(210,712)
November 30, 2009	67,265,500	$6,727	$1,346,502	$—	$(1,496,674)	$(143,445)

See Notes to the Financial Statements

GLOBAL BIOTECH CORP.
(A Development Stage Company)
Statements of Cash Flows

			November 2, 1998
			(inception)
	Year Ended	Year Ended	through
	November 30,	November 30,	November 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(210,712)	$(63,371)	$(1,496,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—		73,274
Common stock issued for services	—	—	113,375
Gain on sale of Investment	—	—	(359,583)
Impairment Loss			331,261
Write-down of leasehold improvements	—	—	2,663
Write-down of notes receivable	—	—	(11,435)
Accrued interest expense - note payable	40,614	31,368	206,472
Accrued interest income - notes receivable			(106,352)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable & prepaids	7,428	(7,428)	—
(Increase) decrease in notes receivable			(461,899)
Increase (decrease) in accounts payable	50,595	13,824	98,016

Net Cash Provided by (Used in) Operating Activities	(112,075)	(25,607)	(1,610,882)

CASH FLOWS FROM INVESTING ACTIVITIES

Net sale (purchase) of fixed assets	—	—	(60,937)
Purchase of short term investments	(122,409)		(122,409)
Proceeds from sale of investment shares	—	—	489,061

Net Cash Provided by (Used in) Investing Activities	(122,409)	—	305,715

CASH FLOWS FROM FINANCING ACTIVITIES
Bank Advances		(2,834)
Issuance of common stock	—	—	156,262
Payment of common stock subscription receivable	—	—	206,239
Proceeds from notes payable	278,497	28,447	986,685

Net Cash Provided by (Used in) Financing Activities	278,497	25,613	1,349,186

Net Increase (Decrease) in Cash	44,013	6	44,019

Cash at Beginning of Year	6		—

Cash at End of Year	$44,019	$6	$44,019

Supplemental Cash Flow Disclosures:

Cash paid during period for interest	$—	$—
Cash paid during period for taxes	$—	$—

Non-Cash flows activities

Shares issued for Property & Equipment	—	—	$605,000
Shares issued for Goodwill	—	—	115,000
Note receivable -related party offset with Note payable	—	—	181,878
Note receivable exchanged for Goodwill	—	—	216,261

	—	—	$1,118,139

See Notes to the Financial Statements

GLOBAL BIOTECH CORP.
(A Development Stage Company)
Notes to the Financial Statements
As of November 30, 2009

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

GLOBAL BIOTECH CORP. (the ``Company``) was incorporated in the State of Delaware on November 2, 1998 to be an Application Service provider in the E-Health sector. On March 5, 2003 this business was sold and the Company attempted to enter the vehicle tracking market, unsuccessfully. On February 25, 2005 that attempt was discontinued. On August 15, 2007 the Company finalized an Agreement and acquired assets to enter the oxygenated beverage market.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company's policy is to use the accrual method of accounting to prepare and present financial statements, which conforms to US generally accepted accounting principles ("GAAP'). The company has elected a November 30 year- end.

b. Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less and bank indebtedness to be cash and cash equivalents. Highly liquid investments are valued at quoted market prices.

c. Estimates and Adjustments

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

Significant estimates made by management are, among others, realizability of long-lived assets, and deferred taxes. Management reviews its estimates on a quarterly basis and, where necessary, makes adjustments prospectively.

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

GLOBAL BIOTECH CORP.
(A Development Stage Company)
Notes to the Financial Statements
As of November 30, 2009

e. Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

Fair Value Hierarchy

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:

Level 1
Level 1 applies to assets and liabilities for which there are quoted prices in active markets for identical assets or liabilities. Valuations are based on quoted prices that are readily and regularly available in an active market and do not entail a significant degree of judgment.

Level 2
Level 2 applies to assets and liabilities for which there are other than Level 1 observable inputs such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 2 instruments require more management judgment and subjectivity as compared to Level 1 instruments. For instance:

•     Determining which instruments are most similar to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating and instrument type, and subjectively select an individual security or multiple securities that are deemed most similar to the security being priced; and
•     Determining whether a market is considered active requires management judgment.

Level 3
Level 3 applies to assets and liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of The Company believes the fair value of its financial instruments consisting of cash, short term investment, and accounts payable approximate their carrying values due to the relatively short maturity of these instruments.

GLOBAL BIOTECH CORP.
(A Development Stage Company)
Notes to the Financial Statements
As of November 30, 2009

f. Property & Equipment

Property is stated at cost. Additions, renovations, and improvements are capitalized. Maintenance and repairs, which do not extend asset lives, are expensed as incurred.

g. Depreciation

Depreciation is provided on a straight-line basis over the estimated useful lives, 5 years for tenant improvements, and 5 - 7 years for equipment.

h. Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted cash flows, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of such assets. Management believes that there were no such impairments of at November 30, 2009.

i. Revenue Recognition and Deferred Revenue

The Company's revenues recognized from inception to November 30, 2009 were software consultation. Revenue, in respect of all services described, is recognized on completion of services, when collectability is reasonably assured.

j. Foreign Currency Exchange

We record our transactions in US dollars.

Foreign currency accounts have been translated as follows:
•	Monetary items - at exchange rates in effect at the balance sheet date
•	Non-monetary item - at exchange rates in effect o the dates of transactions
•	Revenue and expenses - at average exchange rate prevailing during the year.
Gains and losses arising from foreign currency translation are included in income.

k. Earning (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share.  ASC 260 specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.  The Company has adopted the provisions of ASC 260 effective November 2, 1998 (inception).

GLOBAL BIOTECH CORP.
(A Development Stage Company)
Notes to the Financial Statements
As of November 30, 2009

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

l. Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

J. Convertible Debt

In accordance with Codifications topic 470 ”Debt with conversion and Other Options” the Company evaluates debt securities (“Debt”) for beneficial conversion features.  A beneficial conversion feature is present when the conversion price per share is less than the market value of the common stock at the commitment date.  The intrinsic value of the feature is then measured as the difference between the conversion price and the market value (the “Spread”) multiplied by the number of shares into which the Debt is convertible and is recorded as debt discount with an offsetting amount increasing additional paid-in-capital.  The debt discount is accreted to interest expense over the term of the Debt with any unamortized discount recognized as interest expense upon conversion of the Debt.  If a debt security contains terms that change upon the occurrence of a future event the incremental intrinsic value is measured as the additional number of issuable shares multiplied by the commitment date market value and is recognized as additional debt discount with an offsetting amount increasing additional paid-in-capital upon the future event occurrence.  The total intrinsic value of the feature is limited to the proceeds allocated to the Debt instrument.

GLOBAL BIOTECH CORP.
(A Development Stage Company)
Notes to the Financial Statements
As of November 30, 2009

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission “SEC” under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of SFAS No. 168 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, “Accounting for Transfers of Financial Assets”, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140”. The object of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement addresses (1) practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS No. 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

GLOBAL BIOTECH CORP.
(A Development Stage Company)
Notes to the Financial Statements
As of November 30, 2009

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2009, FASB issued SFAS No. 165 (SFAS 165) “Subsequent Events”. SFAS 165 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a significant impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It was effective on November 15, 2008.  The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

GLOBAL BIOTECH CORP.
(A Development Stage Company)
Notes to the Financial Statements
As of November 30, 2009

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”.  This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on the Company’s financial statements. Refer to Note 11.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new financial position or results of operations.

GLOBAL BIOTECH CORP.
(A Development Stage Company)
Notes to the Financial Statements
As of November 30, 2009

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $210,712 for the year ended November 30, 2009 and a net loss of $1,496,674 during the period from November 2, 1998 (inception) through November 30, 2009. At November 30, 2009 the Company had negative working capital of $748,445 and stockholders’ deficit of $143,445.  This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The officers and directors are committed to help in raising funds to fill any operating cash flow shortages during the next fiscal year until the organization can generate sufficient funds from operations to meet current operating expenses and overhead, although there are no guarantees that this commitment will be met.

NOTE 4. SHORT TERM INVESTMENTS

On November 6,2009, the Company purchased a term deposit in the amount of $122,409 ($130,000 CDN), bearing interest rate of 5%, maturing on November 6, 2010. As at November 30, 2009, the Company accrued $nil of interest income. No withdrawals allowed for first 90 days and 90 days early withdrawal notice needed. Early withdrawal interest rate - 1 ½%.

GLOBAL BIOTECH CORP.
(A Development Stage Company)
Notes to the Financial Statements
As of November 30, 2009

NOTE 5. PROPERTY & EQUIPMENT

On August 15, 2007 the Company acquired Oxygenation Equipment with a cost of $605,000 in exchange for common shares (see Note 8 & 10).

	November 30,	November 30,
	2009	2008
Oxygenation equipment	$605,000	$605,000

Less Accumulated Depreciation	—	—
Net Property and Equipment	$605,000	$605,000

The Oxygenation Unit will be utilized, starting April/May 2010. The Company will then start depreciating it over its estimated useful life of 7 years on the straight line.

GLOBAL BIOTECH CORP.
(A Development Stage Company)
Notes to the Financial Statements
As of November 30, 2009

NOTE 6. BASIC & DILUTED INCOME / (LOSS) PER COMMON SHARE

Basic gain (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted gain (loss) per common share has been calculated based on the weighted average number of shares of common and preferred stock outstanding during the period.

	November 30,	November 30,
	2009	2008
Net income (loss) from operations	$(210,712)	$(63,371)

Basic income / (loss) per share	$(0.00)	$(0.00)
Weighed average number of shares outstanding	67,265,500	67,265,500

NOTE 7. NOTES PAYABLE

Note payable as of November 30, 2009 and 2008 consist of the following:

	2009	2008

Note payable to: Millenia Hope Inc. unsecured,	$493,934	$467,902
with annual interest rate 7%.

Third parties, unsecured with annual interest of 4%, commencing July 1, 2009	65,470	—

Convertible note payable to third parties with annual interest of 8%,commencing April 30,2009
Loan is convertible to common shares of Global Biotech
at the lesser of $1.00 per share or the average closing price
of the shares for the 5 business days prior to conversion	241,861	—

	$801,265	$467,902

There are no beneficial conversion features because Conversion price of convertible note payable is higher than market value of common stock.

GLOBAL BIOTECH CORP.
(A Development Stage Company)
Notes to the Financial Statements
As of November 30, 2009

NOTE 8. INCOME TAXES

Income taxes are provided in accordance with ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

The net operating loss expires twenty years from the date the loss was incurred. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

No portion of the valuation allowance will be allocated to reduce goodwill or other non-current intangible asset of an acquired entity. There are no temporary differences or carry-forward tax effects that would significantly effect the Companies deferred tax asset.

Utilization of the net operating losses and credit carry-forwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. At November 30, 2009 the Company had net operating losses carry-forward of $1,496,000. The tax benefits resulting for these losses have been estimated as follows:

November 30, 2009
Gross income tax benefit	$496,000
Valuation allowance	496,000
Net income tax benefit	$0

Deficit – December 1, 2008	$(1,285,962)
Net Loss for Year ended November 30, 2009	(210,712)
Deficit – November 30, 2009	$(1,496,674)

GLOBAL BIOTECH CORP.
(A Development Stage Company)
Notes to the Financial Statements
As of November 30, 2008

NOTE 9. STOCK TRANSACTIONS

On August 15, 2007 the Company issued 18,000,000 shares of common stock in settlement of Property & Equipment of $605,000 and goodwill of $115,000, a total of $720,000

As of November 30, 2009 the Company had 67,265,500 shares of common stock issued and outstanding

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2009 and 2008:

Common stock, $ 0.0001 par value; 260,000,000 shares and 70,000,000 shares authorized November 30, 2009 and 2008: 67,265,500 shares issued and outstanding as of November 30, 2009 and 2008.

Preferred Stock, $0.0001 par value; 80,000,000 shares authorized as November 30, 2009 and zero (0) shares authorized as of November 30, 2008. Zero (0) shares issued and outstanding as of November 30, 2009 and 2008.

NOTE 11. SUBSEQUENT EVENTS

On December 3,2009, the Company purchased a term deposit in the amount of $40,132 ($42,000 CDN), bearing interest rate of 5%, maturing on December 3,2010. No withdrawals allowed for first 90 days. 90 days early withdrawal notice needed. Early withdrawal interest rate - 1 ½%.

On December 18,2009 the Company issued 333,333 restricted common shares in settlement of consulting services in the amount of $83,333. On February 18, 2010 the Company issued 63,157 restricted common shares in settlement of consulting services in the amount of $18,316.

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through February 25, 2010, the date of issuance of the audited financial statements. During this period, the Company did not have any material recognizable subsequent events.