Form 10-Q
period 2010-02-28
Global Biotech Corp.
filed 2010-04-14
CIK 1126162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2010

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

As of April 12, 2010, the aggregate market value of the issuer's common stock based on its reported price on the OTC Bulletin Board held by non-affiliates of the issuer was approximately $26,368,676.
As of April 12, 2010, the Registrant had 67,661,990 shares of Common Stock outstanding.

INDEX

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements	3

Balance Sheets at February 28, 2010 (Unaudited) and November 30, 2009	3
Statements of Operations (Unaudited) for the Three months ended February 28, 2010 and February 28, 2009 and from Inception (November 2, 1998) to February 28, 2010.	4
Statement of Cash Flows (Unaudited) for the Three months ended February 28, 2010 and February 28, 2009 and from Inception (November 2, 1998) to February 28, 2010.	5
Notes to the Financial Statements (Unaudited).	6

Item 2. Plan of Operations	9

Item 3. Controls and Procedures	11

PART II: OTHER INFORMATION

Item 6. Exhibits and Reports On Form

SIGNATURES	13

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	Feburary 28, 2010	Novmber 30, 2009
	(Unaudited)
ASSETS

Current Assets
Cash	$625	$44,019
Short Term Investments	164,721	122,409
Total current assets	165,346	166,428

Property & Equipment (Net)	605,000	605,000

Total Assets	$770,346	$771,428

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payables and accrued liabilities	120,146	98,016
Notes Payable related party	14,704	15,592

Notes Payable	817,910	801,265

Total current liabilities	952,760	914,873

Stockholders' Equity

Preferred stock, $0.0001 par value authorized 80,000,00 shares 0 shares issued and outstanding Feburary 29, 2010 and November 30, 2009	-	-
Common stock, $0.0001 par value authorized 260,000,000 shares: issued and outstanding 67,661,990 Feburary 28, 2010 and 67,265,500 November 30, 2009	6,766	6,727
Paid in capital	1,448,112	1,346,502
Deficit accumulated during the development stage	(1,637,292)	(1,496,674)

Total Stockholders' Equity	(182,414)	(143,445)
Total liabilities and Stockholders' Equity	$770,346	$771,428

See the accompanying notes to financial statements.

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

			From inception
	Three Months	Three Months	(November 2, 1998)
	Ended	Ended	to
	Feburary 28, 2010	Feburary 28, 2009	Feburary 28, 2010

Revenues:	$-	$-	$944,811

Cost of Revenues:	-	-	603,063
	-	-	341,748
Operating Expenses:
Bad Debt Exp.	-	-	120,844
Licensing rights	-	-	700,000
Depreciation Exp	-	-	73,274
Marketing	-	-	236,266
Professional Fees	3,000	2,500	183,295
Selling, general and administrative expenses	122,872	59,240	546,532
Total Operating Expenses	125,872	61,740	1,860,211

(Loss) before other income (expense)	(125,872)	(61,740)	(1,518,463)

Other income (expense):
Other income	-	-	85,005
Foreign exchange	(2,097)	1,917	(24,197)
Interest income	1,321	-	113,199
Interest Expense	(13,970)	(8,028)	(329,930)
Gain on Sale of Investment	-	-	359,583
Impairment Loss	-	-	(331,261)
Write down - leashold improvements	-	-	(2,663)
Write down - Notes receivable	-	-	11,435

Total other income (Expense)	(14,746)	(6,111)	(118,829)

Net (Loss)	$(140,618)	$(67,851)	$(1,637,292)

Basic weighted average common shares outstanding	67,540,585	67,265,500

Basic (Loss) per common share	$(0.00)	$(0.00)

See the accompany notes to financial statements.

GLOBALBIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)

Statement of Cash Flows (Unaudited)

	Three months ended		From Inception (Nov. 2, 1998)
	February 28, 2010	February 28, 2009	to February 28, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(140,618)	$(67,851)	$(1,637,292)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	-	73,274
Common stock issued for services	101,649	-	215,024
Gain on sale of Investment			(359,583)
Impairment Loss	-	-	331,261
Write down of leasehold improvements	-	-	2,663
Write down of notes receivable	-	-	(11,435)
Accrued interest expense - note payable	13,970	8,028	220,442
Accrued interest income - note receivable	(1,321)	-	(107,673)
Changes in operating assets and liabilities
(Increase) Decrease - acc receivable/prepaids	-	7,428	-
(Increase) Decrease in notes receivable	-	-	(461,899)
Increase (decrease) - accounts payable	22,130	11,781	120,146
Net Cash Provided by (used in) Operating Activities	(4,190)	(40,614)	(1,615,072)

Cash Flows from Investing Activities
Net sale (purchase of fixed assets	-	-	(60,937)
Purchase of short term investments	(40,991)		(163,400)
Proceeds from sale of investment shares	-	-	489,061
Net Cash Provided by (used in) Investing Activities	(40,991)	-	264,724

Cash Flows from Financing Activities
Bank Advances	-	-	-
Issue of Common stock	-	-	156,262
Payment of common stock subscription receivable	-	-	206,239
Payment of note receivable	-	-	-
Proceeds from notes payable	1,787	41,210	988,472
Net Cash provided by (used in) Financing Activities	1,787	41,210	1,350,973

Net Increase (Decrease) in Cash	(43,394)	596	625

Cash at Beginning of Year	44,019	6	-
Cash at End of Year	$625	$602	$625

Supplemental Cash Flow Disclosures:

Cash paid during period for intrest	-	-	-

Cash paid during period for taxes	-	-	-

See accompanying notes to Financial Statements

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
FEBRUARY 28, 2010
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

These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included for the year ended November 30, 2009 for GLOBAL BIOTECH CORP. on form 10 K as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles of United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that effect the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
FEBRUARY 28, 2010
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The company reported net loss of $140,618 for the three months ended Feb 28, 2010 as well as reporting net losses of $1,637,292 from inception (November 2, 1998) to February 28, 2010. At February 28, 2010 the Company had negative working capital of $787,414 and stockholders’ deficit of $182,414.  This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The officers and directors are committed to help in raising funds to fill any operating cash flow shortages during the next fiscal year until the organization can generate sufficient funds from operations to meet current operating expenses and overhead, although there are no guarantees that this commitment will be met.

NOTE 4. SHORT TERM INVESTMENT

As of February 28,2010, the Company had purchased 2 term deposits, one in the amount of $122,409 ($130,000 CDN), and one in the amount of $40,132 ($42,000CDN) both bearing interest rate of 5%, maturing on November 6, 2010 and December 3,2010 respectively. As of February 28, 2010, the Company accrued $1,321 of interest income. No withdrawals allowed for first 90 days and 90 days early withdrawal notice needed. Early withdrawal interest rate - 1 ½%.

NOTE 5.  RELATED PARTY TRANSACTION

Between December 1, 2009 and February 28, 2010 the Company borrowed $670 ($700CDN) from related parties and repaid $1,717 ($1747CDN) to said related parties, net repayment of $1,047. Balance due to related parties as of Feb. 28, 2010 was $14,704.

NOTE 6. STOCK ISSUANCE

On December 18,2009 the Company issued 333,333 restricted common shares in settlement of consulting services in the amount of $83,333. On February 18, 2010 the Company issued 63,157 restricted common shares in settlement of consulting services in the amount of $18,316.

NOTE 7  SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through April 14, 2010, the date of issuance of the unaudited interim financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

The business objective of GLOBAL is to position AquaBoost™, our initial product being offered, as a top quality oxygenated water in the specialty waters market. Our oxygenation level (up to 100 ppm and greater), the ability of our bottled water to retain this level of oxygenation, even over lengthy periods of time and the purity of our product, we believe, should give us the ability to become a staple in this specialty waters niche.

We have set a conservative sales objective of 4-6% of the European and American markets, or $12.5 million U.S. to $20 million U.S., by the year 2013. The fact that AquaBoost™ was seen by hundreds of distributors at the SIAL in Montreal, Canada in 2001 and that there is already a market in Mexico for the product, gives us confidence in our abilities to reach our sale objectives. However, no assurances can be given that the Company will meet these goals.

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

GLOBAL’s goal is to position AquaBoost(TM), the bottled oxygenated water product it acquired, as an energizing alternative to soft drinks and as a beverage with more health benefits than ordinary water. To date, the aforementioned product has had minimal sales and the Company will endeavor, but can offer no guarantees, to raise its sales level significantly. Officers and director of the firm have committed to fund the operations of the Company until sufficient funds have been generated from ongoing business.

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

The Company’s short-term and medium-term objectives are as follows:

To attach our oxygenation unit in Quebec to the bottling line of a recognized North American bottler via a joint venture, said objective is in the process of being completed as we await the finalization of hooking up our unit and running the pre-production tests.
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

Three months ended February 28, 2009 compared to February 28, 2010.

Professional, selling, general and administrative in 2009 was $61,740 and $125,872 in 2010, a difference of $64,132. This was due to an additional $81,972 of consulting exp in 2010 in regard to our positioning the Company as we gear up to production status. In 2009 we had an additional $12,459 of developmental exp   in connection with new beverage formulations vs 2010. We also had $9,183 of higher regulatory exp in 2009 vs 2010 as we are in the middle of the listing process in 2009 and were almost finished in 2010.

We had net interest expense, on our loans, of $8,028 in 2009 and $12,649 in 2010 and $2,097 of  foreign exchange losses  in 2010 vs an foreign exchange gain of $1,917 in 2009.

As a result of the above, we had a net loss of $67,851 in 2009 and$140,618 in 2010.

Liquidity and cash flow needs of the company

From December 1st, 2009 to February 28, 2010 the company used $4,190 for operating activities while recording no revenues. From March 1, 2010 to November 30, 2010, the fiscal year end, the company estimates that its net cash flow needs will be $300,000.

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

Part II other information

Item 2: Sales of Unregistered securities

Date of	Title	Number	Consideration	Exemption from
Sale	of Security	Sold	Received	Registration Claimed

Dec 18,2009	Common	333,333	$ 83,333
			for Consulting expenses	Regulation S

Feb 18,2010	Common	63,157	$ 18,316	Regulation D

			for Consulting expenses

(b)   Reports on Form 8-K

Changes in Principal Officers and Directors

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL BIOTECH CORP.
(Registrant)

Dated
April 14, 2010	By: /s/ Louis Greco
President

/s/ Perry Choiniere
Chief Financial Officer