Form 10-Q
period 2010-05-31
Global Biotech Corp.
filed 2010-07-16
CIK 1126162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

Commission File Number 000-33271

GLOBAL BIOTECH CORP
 (Exact name of registrant as specified in its charter)

DELAWARE (State of Incorporation)	98-0229951 (I.R.S. Employer Identification No.)
40 University Ave #720 Toronto, Ontario	M5J 1T1
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes     No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 12, 2010, the aggregate market value of the issuer's common stock based on its reported price on the OTC Bulletin Board held by non-affiliates of the issuer was approximately $3,380,600.
As of July 12, 2010, the Registrant had 67,661,990 shares of Common Stock outstanding.

INDEX

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements	5

Balance Sheets at May 31, 2010 (Unaudited), and November 30, 2009	5
Statements of Operations (Unaudited) for the Six and Three months ended May 31, 2010
and May 31, 2009 and from Inception (November 2, 1998) to May 31, 2010.	6
Statement of Cash Flows (Unaudited) for the Six months ended May 31, 2010
and May 31, 2009 and from Inception (November 2, 1998) to May 31, 2010.	7
Notes to the Financial Statements (Unaudited).

Item 2. Plan of Operations

Item 3. Controls and Procedures	14

PART II: OTHER INFORMATION

Item 6. Exhibits and Reports On Form

SIGNATURES	15

Chang G. Park, CPA, Ph. D.
♦ 2667 CAMINO DEL RIO SOUTH PLAZA B♦ SAN DIEGO ♦ CALIFORNIA 92108-3707♦
♦ TELEPHONE (858)722-5953 ♦ FAX (858) 408-2695 ♦ FAX (858) 764-5480
♦ E-MAIL changgpark@gmail.com ♦

July 15, 2010

To Whom It May Concern:

We consent to the incorporation by reference in the registration statements on Form 10-Q of Global Biotech Corp. of our report dated on July 15, 2010, with respect to the unaudited interim financial statements of Global Biotech Corp., included in Form 10-Q for the period ended May 31, 2010.

Very truly yours,

/s/Chang G. Park

____
Chang G. Park, CPA

Chang G. Park, CPA, Ph. D. t 2667 CAMINO DEL RIO SOUTH PLAZA B t SAN DIEGO t CALIFORNIA 92108-3707t t TELEPHONE (858)722-5953 t FAX (858) 408-2695 t FAX (858) 764-5480 t E-MAIL changgpark@gmail.com t

 Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Global Biotech Corp.
(A Development Stage company)

We have reviewed the accompanying balance sheet of Global Biotech Corp. (A Development Stage “Company”) as of May 31, 2010, and the related statements of operations, and cash flows for the three months and six months ended May 31, 2010 and 2009, and for the period from November 2, 1998 (inception) through May 31, 2010. These financial statements are the responsibility of the Company’s management.

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

July 15, 2010
San Diego, California

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	May 31, 2010	Nov. 30, 2009
	(Unaudited)

ASSETS

Current Assets
Cash	$68	$44,019
Short term investments	166,780	122,409
	166,848	166,428

Property & Equipment (Net)	605,000	605,000

Total Assets	$771,848	$771,428

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payables and accrued liabilities	117,318	98,016
Notes Payable related party	24,383	15,592
Notes Payable	832,426	801,265

Total current liabilities	974,127	914,873

Stockholders' Equity

Preferred stock, $0.0001 par value
authorized 80,000,00 shares
0 shares issued and outstanding May 31 2010,
and November 30, 2009	-	-
Common stock, $0.0001 par value authorized
260,000,000 shares: issued and
outstanding 67,661,990 May 31 2010
and 67,265,500 November 30, 2009	6,766	6,727
Paid in capital	1,448,112	1,346,502
Deficit accumulated during the development stage	(1,657,157)	(1,496,674)

Total Stockholders' (Deficit) Equity	(202,279)	(143,445)
Total liabilities and Stockholders' Equity	$771,848	$771,428

See the accompanying notes to financial statements.

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					Inception
	Three Months	Three Months	Six Months	Six Months	(November 2, 1998)
	Ended	Ended	Ended	Ended	to
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009	May 31, 2010

Revenues:	$-	$-	$-	$-	$944,811

Cost of Revenues:	-	-	-	-	603,063
	-	-	-	-	341,748
Operating Expenses:
Bad Debt Exp	-	-	-	-	120,844
Licensing rights	-	-	-	-	700,000
Depreciation Exp	-	-	-	-	73,274
Marketing	-	-	-	-	236,266
Professional Fees	3,000	3,000	6,000	5,500	186,295
Selling, general and administrative	4,418	29,568	127,290	88,808	550,950
Total Operating Expenses	7,418	32,568	133,290	94,308	1,867,629

(Loss) before other income (expense)	(7,418)	(32,568)	(133,290)	(94,308)	(1,525,881)

Other income (expense):
Other income	-	-		-	85,005
Foreign exchange gain (loss)	10	(18,477)	(2,087)	(16,560)	(24,187)
Interest income	2,059	-	3,380	-	115,258
Interest Expense	(14,516)	(8,701)	(28,486)	(16,729)	(344,446)
Gain on Sale of Investment	-	-	-	-	359,583
Impairment Loss	-	-	-	-	(331,261)
Write down - leashold improvements	-	-	-	-	(2,663)
Write down - Notes receivable	-	-	-	-	11,435

Total other income (Expense)	(12,447)	(27,178)	(27,193)	(33,289)	(131,276)

Net (Loss)	$(19,865)	$(59,746)	$(160,483)	$(127,597)	$(1,657,157)

Basic weighted avg. common shares outstanding	67,661,990	67,265,500	67,549,134	67,265,500

Basic (Loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See the accompanying notes to financial statements.

GLOBALBIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
Statement of Cash Flows (Unaudited)

			From Inception
	Six months ended		(November 2, 1998)
	May 31,2010	May 31,2009	to May 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(160,483)	$(127,597)	$(1,657,157)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	-	-	73,274
Common stock issued for services	101,649	-	215,024
Gain on sale of Investment			(359,583)
Impairment Loss	-	-	331,261
Write down of leasehold improvements	-	-	2,663
Write down of notes receivable	-	-	(11,435)
Accrued interest expense - note payable	28,486	16,729	234,958
Accrued interest income - note receivable	(3,380)	-	(109,732)
Changes in operating assets and liabilities
(Increase) Decrease - acc. rec/Prepaids	-	7,428	-
(Increase) Decrease in notes receivable	-	-	(461,899)
Increase (decrease) - accounts payable	19,302	34,184	117,318
Net Cash Provided by (used in) Operating Activities	(14,426)	(69,256)	(1,625,308)

Cash Flows from Investing Activities
Net sale (purchase of fixed assets	-	-	(60,937)
Purchase of short term investments	(40,991)		(163,400)
Proceeds from sale of investment shares	-	-	489,061
Net Cash Provided by (used in) Investing Activities	(40,991)	-	264,724

Cash Flows from Financing Activities
Bank Advances	-	-	-
Issue of Common stock	-	-	156,262
Payment of common stock subscription receivable	-	-	206,239
Proceeds from notes payable-related party	11,466	69,422	998,151
Net Cash provided by (used in) Financing Activities	11,466	69,422	1,360,652

Net Increase (Decrease) in Cash	(43,951)	166	68

Cash at Beginning of Period	44,019	6	-
Cash at End of Period	$68	$172	$68

Supplemental Cash Flow Disclosures:

Cash paid during period for intrest

Cash paid during period for taxes

See accompanying notes to Financial Statements

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
MAY 31, 2010
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of GLOBAL BIOTECH CORP. have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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
MAY 31, 2010
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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported net loss of $19,865 and $160,483 for the three and six months ended May 31, 2010 as well as reporting net losses of $1,657,157 from inception (November 2, 1998) to May 31, 2010. At May 31, 2010 the Company had negative working capital of $807,279 and stockholders’ deficit of $202,279. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The officers and directors are committed to help in raising funds to fill any operating cash flow shortages during the next fiscal year until the organization can generate sufficient funds from operations to meet current operating expenses and overhead, although there are no guarantees that this commitment will be met.

Note 4 RELATED PARTY TRANSACTIONS

Between March 1, 2010 and May 31, 2010 the Company borrowed $791 from related parties and repaid $0 to said parties, for net borrowings of $791. As of May 31, 2010, the outstanding balance of related party note payable is $24,383.

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
MAY 31, 2010
(UNAUDITED)

NOTE 6. STOCK ISSUANCE

On December 18,2009 the Company issued 333,333 restricted common shares in settlement of consulting services in the amount of $83,333. On February 18, 2010 the Company issued 63,157 restricted common shares in settlement of consulting services in the amount of $18,316.

NOTE 7 SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through July 15, 2010, the date of issuance of the unaudited interim financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

The Company has held discussions with several large beverage companies about oxygenating fruit juices. Should these discussions prove successful, the Company would have another major revenue generating area. Currently, it is too premature to hazard an estimate about the likelihood of finalizing any deals with said corporations

The Company will also attempt to engage in partnering with other beverage distributors or leasing its technology for royalties in those regions and for those products where it will not negatively impact on potential AquaBoost™ sales.
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
The Company’s short-term and medium-term objectives are as follows:

To attach our oxygenation unit in Quebec to the bottling line of a recognized North American bottler via a joint venture, said objective is in the process of being completed as we await the finalization of hooking up our unit and finishing our pre-production tests.
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

Three months ended May 31, 2009 compared to May 31, 2010.

Professional, selling, general and administrative in 2009 was $32,568 and $7,418 in 2010.We had rent expense of $5,505 in the 2009 period and $3,172 in 2010. Our professional fees were $3,000 in 2009 and 2010. We had $20,924 of regulatory exp in 2009 and $1,222 in 2010 as we were actively working on getting listed to publicly trade our shares in 2009 and were already listed in 2010.

We had foreign exchange losses on our transactions of $18,477 in 2009 and no loss in 2010. We had net interest expense, on our loans, of $8,701 in 2009 and $12,457 in 2010.

As a result of the above, we had a net loss of $59,746 in 2009 and $19,865 in 2010.

Six months ended May 31, 2009 compared to May 31, 2010.

Professional, selling, general and administrative in 2009 was $94,308 and $133,290 in 2010.We had $16,116 of consulting exp in 2009 in regard to our gearing up to ongoing production status and $103,561 in 2010 in regard to positioning the Company for product rollout. We had $12,459 of developmental exp in 2009 in connection with new beverage formulations that we are working on vs no costs in 2010 . We had $44,470 of regulatory exp in 2009 and $15,585 in 2010 as we were actively working on getting listed to publicly trade our shares in 2009 and had just about finished this aspect in 2010. We had rent expense of $9,197 in 2009 and $7,998 in 2010. Our 2009 professional fees were $5,500 vs, $6,000 in 2010.

We had foreign exchange losses on our transactions of $16,560 in 2009 and losses of $2,087 in 2010. We had net interest expense, on our loans, of $16,729 in 2009 and $25,106 in 2010.

As a result of the above, we had a net loss of $127,597 in 2009 and $160,483 in 2010.

Liquidity and cash flow needs of the company

From December 1st, 2009 to May 31, 2010 the company used $18,426 for operating activities while recording no revenues. From June 1, 2010 to November 30, 2010, the fiscal year end, the company estimates that its net cash flow needs will be $250,000.

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

Part II other information

Item 2: Sales of Unregistered securities

Date of	Title	Number	Consideration	Exemption from
Sale	of Security	Sold	Received	Registration Claimed

Dec 18,2009	Common	333,333	$83,333
			for Consulting	Regulation S
			expenses

Feb 18,2010	Common	63,157	$18,316	Regulation D
			for Consulting
			expenses

(b) Reports on Form 8-K

None
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
GLOBAL BIOTECH CORP. (Registrant)

Dated July 15, 2010	By: /s/ Louis Greco	President