Form 10-Q
period 2010-08-31
Global Biotech Corp.
filed 2010-10-25
CIK 1126162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 000-33271

GLOBAL BIOTECH CORP
(Exact name of registrant as specified in its charter)

DELAWARE	98-0229951
(State of Incorporation)	(I.R.S. Employer Identification No.)

40 University Ave #720
Toronto, Ontario	M5J 1T1
(Address of principal executive offices)	(Zip Code)

(613) 269-3030
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

Yes [ X ]                 No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer [    ]         Accelerated Filer [    ]         Non-Accelerated Filer [    ]         Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act).

Yes [    ]         NO [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [   ]         No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 20, 2010, the aggregate market value of the issuer's common stock based on its reported price on the OTC Bulletin Board held by non-affiliates of the issuer was approximately $6,085,079.

As of October 20, 2010, the Registrant had 67,661,990 shares of Common Stock outstanding.

INDEX
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
Balance Sheets at August 31, 2010 (Unaudited), and November 30, 2009
Statements of Operations (Unaudited) for the Nine and Three months ended August 31, 2010and August 31, 2009 and from Inception (November 2, 1998) to August 31, 2010.
Statement of Cash Flows (Unaudited) for the Nine months ended August 31, 2010 and August31, 2009 and from Inception (November 2, 1998) to August 31, 2010.
Notes to the Financial Statements (Unaudited).
Item 2. Plan of Operations
Item 4T. Controls and Procedures
PART II: OTHER INFORMATION
Item b. Exhibits and Reports On Form
SIGNATURES

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS

	August 31,2010	November 30, 2009
	(Unaudited)
Current Assets
Cash	$566	$44,019
Short term investments	168,839	122,409
Total current assets	169,405	166,428

Property & Equipment (Net)	605,000	605,000

Total Assets	$774,405	$771,428

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payables and accrued liabilities	118,764	98,016
Notes Payable related party	30,370	15,592

Notes Payable	859,028	801,265

Total current liabilities	1,008,162	914,873

Stockholders' Equity

Preferred stock, $0.0001 par value authorized 80,000,000 shares issued and outstanding August 31 2010, and November 30, 2009	-	-
Common stock, $0.0001 par value authorized 260,000,000 shares: issued and outstanding 67,661,990 August 31, 2010 and 67,265,500 November 30,2009	6,766	6,727
Paid in capital	1,448,112	1,346,502
Deficit accumulated during the development stage	(1,688,635)	(1,496,674)

Total Stockholders' (Deficit) Equity	(233,757)	(143,445)
Total liabilities and Stockholders' Equity	$774,405	$771,428

See the accompanying notes to financial statements.

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months	Inception
	Ended	Ended	Ended	Ended	to
	August 31,2010	August 31,2009	August 31,2010	August 31,2009	August 31,2010

Revenues:	$-	$-	$-	$-	$944,811

Cost of Revenues:	-	-	-	-	603,063
	-	-	-	-	341,748
Operating Expenses:
Bad Debt Exp	-	-	-	-	120,844
Licensing rights	-	-	-	-	700,000
Depreciation Exp	-	-	-	-	73,274
Marketing	-	-	-	-	236,266
Professional Fees	3,000	4,276	9,000	13,931	189,295
Selling, general and administrative	15,908	28,760	143,198	113,413	566,858
Total Operating Expenses	18,908	33,036	152,198	127,344	1,886,537

(Loss) before other income (expense)	(18,908)	(33,036)	(152,198)	(127,344)	(1,544,789)

Other income (expense):
Other income	-	-	-	-	85,005
Foreign exchange gain (loss)	203	(1,320)	(1,884)	(17,880)	(23,984)
Interest income	2,059	-	5,439	-	117,317
Interest Expense	(14,832)	(10,000)	(43,318)	(26,729)	(359,278)
Gain on Sale of Investment	-	-	-	-	359,583
Impairment Loss	-	-	-	-	(331,261)
Write down - leasehold improvements	-	-	-	-	(2,663)
Write down - Notes receivable	-	-	-	-	11,435

Total other income (Expense)	(12,570)	(11,320)	(39,763)	(44,609)	(143,846)

Net (Loss)	$(31,478)	$(44,356)	$(191,961)	$(171,953)	$(1,688,635)

Basic weighted avg. common shares outstanding	67,661,990	67,265,500	67,661,990	67,265,500

Basic and diluted (Loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See the accompanying notes to financial statements.

GLOBALBIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
Statement of Cash Flows
(Unaudited)

			From Inception
	Nine months ended		(November 2, 1998)
	August 31, 2010	August 31, 2009	to August 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(191,961)	$(171,953)	$(1,688,635)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	-	73,274
Common stock issued for services	101,649	-	215,024
Gain on sale of Investment			(359,583)
Impairment Loss	-	-	331,261
Write down of leasehold improvements	-	-	2,663
Write down of notes receivable	-	-	(11,435)
Accrued interest expense - note payable	43,318	26,729	249,790
Accrued interest income - note receivable	(5,439)	-	(111,791)
Changes in operating assets and liabilities
(Increase) Decrease - accounts receivable/prepaids	-	7,428	-
(Increase) Decrease in notes receivable	-	-	(461,899)
Increase (decrease) - accounts payable	20,748	37,612	118,764
Net Cash Provided by (used in) Operating Activities	(31,685)	(100,184)	(1,642,567)

Cash Flows from Investing Activities
Net sale (purchase of fixed assets	-	-	(60,937)
Purchase of short term investments	(40,991)		(163,400)
Proceeds from sale of investment shares	-	-	489,061
Net Cash Provided by (used in) Investing Activities	(40,991)	-	264,724

Cash Flows from Financing Activities
Bank Advances	-	-	-
Issue of Common stock	-	-	156,262
Payment of common stock subscription receivable	-	-	206,239
Proceeds from notes payable-related party	29,223	100,862	1,015,908
Net Cash provided by (used in) Financing Activities	29,223	100,862	1,378,409

Net Increase (Decrease) in Cash	(43,453)	678	566

Cash at Beginning of Period	44,019	6	-
Cash at End of Period	$566	$684	$566

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
AUGUST 31, 2010
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
AUGUST 31, 2010
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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported net loss of $31,478 and $191,961 for the three and nine months ended August 31, 2010 as well as reporting net losses of $1,688,635 from inception (November 2, 1998) to August 31, 2010. At August 31, 2010 the Company had negative working capital of $838,757 and stockholders’ deficit of $233,757. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The officers and directors are committed to help in raising funds to fill any operating cash flow shortages during the next fiscal year until the organization can generate sufficient funds from operations to meet current operating expenses and overhead, although there are no guarantees that this commitment will be met.

Note 4 RELATED PARTY TRANSACTIONS

Between June 1, 2010 and August 31, 2010 the Company borrowed $1,987 from related parties and repaid $0 to said parties, for net borrowings of $1,987. As of August 31, 2010, the outstanding balance of related party note payable is $30,370.

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
AUGUST 31, 2010
(UNAUDITED)

NOTE 5. STOCK ISSUANCE

On December 18, 2009 the Company issued 333,333 restricted common shares in settlement of consulting services in the amount of $83,333. On February 18, 2010 the Company issued 63,157 restricted common shares in settlement of consulting services in the amount of $18,316.

NOTE 6 SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the unaudited interim financial statements. During this period, the Company did not have any material recognizable subsequent events.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Three months ended August 31, 2009 compared to August 31, 2010.

Professional, selling, general and administrative in 2009 was $33,036 and $18,908 in 2010.We had rent expense of $4,051 in the 2009 period and $5,806 in 2010. Our professional fees were $4,276 in 2009 and $3,000 in 2010. We had $12,910 of regulatory exp in 2009 and $1,418 in 2010 as we were actively working on getting listed to publicly trade our shares in 2009 and were already listed in 2010. We had consulting fees of $4,485 and developmental fees of $5,494 in 2009 and $0 in 2010 We had foreign exchange losses on our transactions of $1,320 in 2009 and a gain of $203 in 2010. We had net interest expense, on our loans, of $10,000 in 2009 and $12,773 in 2010.

As a result of the above, we had a net loss of $44,356 in 2009 and $31,478 in 2010.

Nine months ended August 31, 2009 compared to August 31, 2010.

Professional, selling, general and administrative in 2009 was $127,344 and $152,198 in 2010.We had $16,446 of consulting exp in 2009 in regard to our gearing up to ongoing production status and $103,561 in 2010 in regard to positioning the Company for product rollout. We had $17,953 of developmental exp in 2009 in connection with new beverage formulations that we are working on vs no costs in 2010 . We had $57,380 of regulatory exp in 2009 and $17,003 in 2010 as we were actively working on getting listed to publicly trade our shares in 2009 and had just about finished this aspect in 2010. We had rent expense of $13,248 in 2009 and $13,804 in 2010. Our 2009 professional fees were $13,391 vs, $9,000 in 2010.

We had foreign exchange losses on our transactions of $17,880 in 2009 and losses of $1,884 in 2010. We had net interest expense, on our loans, of $26,729 in 2009 and $37,879 in 2010.

As a result of the above, we had a net loss of $171,953 in 2009 and $191,961 in 2010.

Liquidity and cash flow needs of the company

From December 1st, 2009 to August 31, 2010 the company used $31,685 for operating activities while recording no revenues. From September 1, 2010 to November 30, 2010, the fiscal year end, the company estimates that its net cash flow needs will be $120,000.

Item 4T. CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF THE COMPANY’S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

As of October 21, 2010, the date of this report, our Principal Executive Officer (President) and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange act of 1934, as amended. Based upon that evaluation, the Principal Executive and Financial Officers concluded that, as of October 21, 2010, the Company’s disclosure controls and procedures are effective.

Further, there was no change during the last quarter in the Company’s internal control over financial reporting that has materially affected or is likely to materially affect, the Company’s internal control over financial reporting.

Part II
Other Information

Item 2: Sales of Unregistered securities

Date of Sale	Title of Security	Number Sold	Consideration Received	Exemption from Registration Claimed
Dec 18,2009	Common	333,333	$83,333 for Consulting expenses	Regulation S
Feb 18,2010	Common	63,157	$18,316 for Consulting expenses	Regulation D

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL BIOTECH CORP.
(Registrant)

Dated October 22, 2010	By: /s/ Louis Greco
President