Form 10-K/A
period 2009-11-30
Global Biotech Corp.
filed 2010-12-23
CIK 1126162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KA

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2009

Commission File Number 000-33271

GLOBAL BIOTECH CORP.

Delaware	98-022951
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2711 Centrville Rd. Suite 400 Wilmington, Delaware 19808
Issuer's telephone number: (613) 269-3030

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

Yes [   ] No [ X ]

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

At February 25, 2010, 67,661,990 shares of issuer's common stock were outstanding.

GLOBAL BIOTECH CORP.
FORM 10-KA ANNUAL REPORT
TABLE OF CONTENTS
SECTION

PART 1

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART 2

Item 5.	Market for Registrant's Common Equity and Related Stockholders’ Matters
Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operation
Item 7.	Financial Statements and Supplementary Data
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A	Controls and Procedures

PART 3

Item 9.	Directors and Executive Officers of the Registrant
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management
Item 12.	Certain Relationship and Related Transactions

PART 4

Item 13.	Exhibits, Financial Statement Schedule and Reports on Form 8-K
Item 14.	Principal Accountant Fees and Services

Amended 10KA

In order to correct several items and omissions in Section 9A- Controls and Procedures and in Exhibits 31.1, 31.2, we are issuing an amended 10KA for the Year Ended November 30, 2009.

Only the amended sections have been included in this filing. All other sections remain as they were filed with the original filing of our 10K for November 30, 2009, dated February 25, 2010. This 10KA filing should be read in conjunction with our original 10K filing of November 30, 2009, dated February 25, 2010.

Item 9A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”), and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the Evaluation Date. There were no changes in our internal controls over financial reporting during the last quarter of fiscal 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The management of is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Global Biotech’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Global Biotech;
2.

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Global Biotech are being made only in accordance with authorizations of management and directors of Global Biotech; and

3.

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Global Biotech’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We have assessed the effectiveness of our internal control over financial reporting as of November 30,2009. In making this assessment, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, we believe that as of November 30, 2009, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our report on internal control was not subject to attestation by our independent registered public accounting firm pursuant to an exemption for non-accelerated filers that permits us to provide only management’s report in this annual report.

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

Sarbane Oxley Declarations

SIGNATURES

In accordance with the requirement of the Securities Exchange Act, this Annual Report or Amendment was signed by the following persons in the capacities and on the dates stated:

GLOBAL BIOTECH CORP.

Date: December 21, 2010	/s/ Louis Greco
Louis Greco, President, Director
(Principal Executive Officer)

/s/ Perry Choiniere
Perry Choiniere,
Chief Financial Officer, Director