Form 10-Q/A
period 2010-02-28
Global Biotech Corp.
filed 2010-12-23
CIK 1126162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QA

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-33271

GLOBAL BIOTECH CORP
(Exact name of registrant as specified in its charter)

DELEWARE	98-0229951
(State of Incorporation)	(I.R.S. Employer Identification No.)

2711 Centreville Rd suite 400	19808
(Address of principal executive offices)	(Zip Code)

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

Yes [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 12,2010, the aggregate market value of the issuer's common stock based on its reported price on the OTC Bulletin Board held by non-affiliates of the issuer was approximately $26,368,676.

As of April 12, 2010, the Registrant had 67,661,990 shares of Common Stock outstanding.

INDEX

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets at February 28, 2010 (Unaudited), November 30, 2009

Statements of Operations (Unaudited) for the Three months ended February 28, 2010 and February 28, 2009 and from Inception (November 2, 1998) to February 28, 2010.

Statement of Cash Flows (Unaudited) for the Three months ended February 28, 2010 and February 28, 2009 and from Inception (November 2, 1998) to February 28, 2010.

Notes to the Financial Statements (Unaudited).

Item 2. Plan of Operations

Item 4T. Controls and Procedures

PART II: OTHER INFORMATION

Item 6. Exhibits and Reports On Form

SIGNATURES

Amended 10QA

In order to correct several items in Section 4T- Controls and Procedures and in Exhibits 31.1, 31.2, we are issuing an amended 10QA for the Quarter Ended February 28, 2010.

Only the amended sections have been included in this filing. All other sections remain as they were filed with the original filing of our 10Q for February 28, 2010, dated April 12, 2010. This 10QA filing should be read in conjunction with our original 10Q filing of February 28, 2010, dated April 12, 2010.

Item 4T. CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF THE COMPANY’S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

As of April 12, 2010, the date of the report, our Principal Executive Officer (President) and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange act of 1934, as amended. Based upon that evaluation, the Principal Executive and Financial Officers concluded that, as of April 12, 2010, the Company’s disclosure controls and procedures are effective.

Further, there was no change during the last quarter in the Company’s internal control over financial reporting that has materially affected or is likely to materially affect, the Company’s internal control over financial reporting.

Part II Item6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL BIOTECH CORP.
(Registrant)

Dated December 21, 2010	By: /s/ Louis Greco
President