Form 10-Q/A
period 2010-05-31
Global Biotech Corp.
filed 2010-12-23
CIK 1126162

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

Yes [   ]  No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 12,2010, the aggregate market value of the issuer's common stock based on its reported price on the OTC Bulletin Board held by non-affiliates of the issuer was approximately $3,380,600.

As of July 12, 2010, the Registrant had 67,661,990 shares of Common Stock outstanding.

INDEX

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets at May 31, 2010 (Unaudited), November 30, 2009

Statements of Operations (Unaudited) for the Three months and Six months ended May 31, 2010 and May 31, 2009 and from Inception (November 2, 1998) to May 31, 2010.

Statement of Cash Flows (Unaudited) for the Six months ended May 31, 2010 and May 31, 2009 and from Inception (November 2, 1998) to May 31, 2010.

Notes to the Financial Statements (Unaudited).

Item 2. Plan of Operations

Item 4T. Controls and Procedures

PART II: OTHER INFORMATION

Item 6. Exhibits and Reports On Form

SIGNATURES

Amended 10QA

In order to correct several items in Section 4T- Controls and Procedures and in Exhibits 31.1, 31.2, we are issuing an amended 10QA for the Quarter Ended May 31, 2010.

Only the amended sections have been included in this filing. All other sections remain as they were filed with the original filing of our 10Q for May 31, 2010, dated July 12, 2010. This 10QA filing should be read in conjunction with our original 10Q filing of May 31, 2010, dated July 12, 2010.

Item 4T. CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF THE COMPANY’S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

As of July12, 2010, the date of the report, our Principal Executive Officer (President) and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange act of 1934, as amended. Based upon that evaluation, the Principal Executive and Financial Officers concluded that, as of July 12, 2010, the Company’s disclosure controls and procedures are effective.

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