Form 10-K
period 2010-11-30
Global Biotech Corp.
filed 2011-07-05
CIK 1126162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2010

Commission File Number 000-33271

GLOBAL BIOTECH CORP.

Delaware	98-022951
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2711 Centreville Rd Suite 400

Wilmington, Delaware 19808

Address of Principal Executive Offices)

Issuer's telephone number: (302) 288-0658

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common stock, par value $0.0001 per share Preferred stock, par value $0.0001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act) NO [x]

Check if there is no disclosure of delinquent filers, in response to Item 405 of Regulation S-B, is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information, statements incorporated by reference in Part 3 of this Form 10-K or any amendment to this Form 10-K.

Issuer's revenues for its most recent fiscal year: $0

As of June 28, 2011, the aggregate market value of the issuer's common stock based on its reported price on the OTC Bulletin Board held by non-affiliates of the issuer was approximately $678,033.

At June 28, 2011, 75,361,990 shares of issuer's common stock were outstanding.

1

GLOBAL BIOTECH CORP.

FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

SECTION

ITEM 1     DESCRIPTION OF BUSINESS

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

COMPETITION

Several Canadian companies and Bio-Hydration of San Diego, California, the volume leader in oxygenated water, have developed their own oxygenated water.O2 Canada, Oxyl'Eau, Neva Sport, Athletic Superwater, and Life 02 are being marketed as a means to improve athletic performance. Penta and Avani's oxygenated water relies on the purity of its product in its sales effort.All of these brands are not on par with AquaBoost(TM) in either their oxygen-retentive abilities and/or in their levels of oxygenation.

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

Currently, our oxygenated bottled water will be produced for us by Saint Ellie’s bottling plant in Quebec, Canada. Their production and bottling capacity is more than adequate to fill our estimated annual sales of oxygenated water.

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

PURCHASED RIGHTS

On August 15, 2007 the Company finalized an agreement with Advanced Fluid Technologies to purchase their to be patented oxygenation unit and all technical know how, intellectual properties, methodologies and all information pertaining to the following: the fixation of the oxygen molecule to water or any other fluid and/or to the building and maintenance of the oxygenation unit. Furthermore; all trademarks for the name Aquaboost Oxygenated Water, and the right to use and register said name globally, were to be transferred to Global.Purchase price, for all the aforementioned assets, was a combination of debt this being the $216,261 due by AFT to the Company in a note payable as of August 26, 2005, and 18 million shares of the Company’s common stock, valued at $720,000.

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

AQUISITIONS

On August 15, 2007 the Company finalized an agreement with Advanced Fluid Technologies to purchase their to be patented oxygenation unit and all technical know how, intellectual properties, methodologies and all information pertaining to the following: the fixation of the oxygen molecule to water or any other fluid and/or to the building and maintenance of the oxygenation unit. Furthermore; all trademarks for the name Aquaboost Oxygenated Water and the right to use and register said name globally, were to be transferred to Global.Purchase price, for all the aforementioned assets, was a combination of debt this being the $216,261 due by AFT to the Company in a note payable as of August 26, 2005, and 18 million shares of the Company’s common stock valued at $0.04 per share or $720,000.

The Company entered, on October 31, 2010, into an agreement to purchase the rights to a neutraceutical product, specifically a topical cream for women, for a period of 4 years. The total cost of said agreement was $199,467. The Company is working on a product roll-out towards the latter part of this year.

Business Objectives and Milestones

The Company’s short-term and medium-term objectives are as follows:

•	To attach our oxygenation unit in Quebec to the bottling line of a recognized North American bottler. This has been done in 2010.
•	To create a revenue stream through sales from strategic merchandising relationships and highly targeted markets - to this end, the Company is working on forming business relationships with pharmacy chains to place its nutraceutical beverage products in the next 6 to 12 months;
•	To strengthen its investor relations program, to increase shareholder value and increase public investors’ interest in the Company; and
•	To complete development of additional oxygenated and non-oxygenated drinks with nutraceutical values, which can be added to the Company’s product offering, distributed by others, or licensed to others.
9

The Company’s long-term objectives are:

•	To position Aquaboost™ as a top quality oxygenated water in the specialty waters market - Aquaboost™’s oxygenation level (up to 100 ppm and greater), the ability of our bottled water to retain this level of oxygenation, even over lengthy periods of time, and the purity of our product, we believe, should give Aquaboost™ the ability to become a staple in this specialty waters niche;
•	To reach our 4 years sales objective - We have set a conservative sales objective of 4-6% of the European and American markets, or US$12.5 million to US$20 million of annual revenues by 2015. The fact that Aquaboost™ was seen by hundreds of distributors at the SIAL in Montreal, Canada in 2001, gives management confidence that Global has a market with the potential to meet these sales objectives; and
•	To enter other complimentary beverage fields - The Company has held discussions with several large beverage companies about oxygenating fruit juices. Should these discussions prove successful, the Company would have another major revenue generating area. The Company may also partner with other beverage distributors or lease its technology for royalties in those regions and for those products where it will not negatively impact potential Aquaboost™ sales. We are also conducting research and development on a potential new product that we currently refer to as “Aquaboost-VitA: Orange Antioxidant”.

EMPLOYEES

There are no signed contracts with any employees. At the current time the following officers are its only employees:

Louis Greco - President-Director

Responsible for overall operational co-ordination, implantation of its business direction and the marketing effort required to bring this to fruition. He will also help to coordinate the day to day operations once, sales and production are in place. At present, he devotes 2 days per week to the Company and is a resident of Montreal.

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

Although the aforementioned three officers, to a greater or lesser extent, do not work full time for GLOBAL; each one devoted an adequate amount of time to accomplish his role in the corporate structure. Whenever it is necessary, each of these officers puts in work time over and above their regularly scheduled workday. Once sales and production are in place they will devote more time if necessary to the Company.

ITEM 2     DESCRIPTION OF PROPERTIES

Our head office is located at 2711 Centerville Rd Suite 400 in Wilmington, Delaware, We do not have a physical office in Canada.

ITEM 3     LEGAL PROCEEDINGS

We are not involved in any material legal proceedings.

ITEM 4     ITEMS SUBMITTED TO A VOTE OF SECURITY HOLDERS

None

ITEM 5     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Company's Common Stock is currently quoted for trading on the Over The Counter Bulletin Board Market under the symbol GBIQ. The following table sets forth the range of quarterly, high and low sale prices for the Company's Common Stock from fiscal 2010 to date. The quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Common stock	High	Low

2010

First Quarter	$0.30	$0.07

Second Quarter	$0.39	$0.03

Third Quarter	$0.10	$0.02

Fourth Quarter	$0.05	$0.02

2011

First Quarter	$0.06	$0.01

Second Quarter	$0.03	$0,01

Of the 67,661,990 shares of common stock outstanding, 53,564,040 shares are currently subject to the resale restrictions and limitations of Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate, or persons whose shares are aggregated with affiliates, who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed 1% of the total number of outstanding shares of the same class. In the event the shares are sold on an exchange or are reported on the automated quotation system of a registered securities association, you could sell during any three-month period the greater of such 1% amount or the average weekly trading volume as reported for the four calendar weeks preceding the date on which notice of your sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us.

A person who has not been an affiliate for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

(b) Holders

As of June 28, 2011, there were over 300 holders of the Company's common stock.

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

(d) Recent Sales of Unregistered Securities.

Common Stock

(a) Common or Preferred Stock

The Company is authorized to issue 260,000,000 shares of Common Stock, $0.0001 par value, of which 67,661,990 shares were issued and outstanding as of the date hereof. Each outstanding share of Common Stock is entitled to one (1) vote, either in person or by proxy, on all matters that may be voted upon the owners thereof at meetings of the stockholders.

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

We have set a conservative sales objective of 4-6% of the European and American markets, or $12.5 million U.S. to $20 million U.S., by the year 2015, our envisioned fourth year of production. The fact that AquaBoost(TM) was seen by hundreds of distributors at the SIAL in Montreal, Canada in 2001 and that there is already a market in Mexico for the product, gives us confidence in our abilities to reach our sales objectives. However, no assurances can be given that the Company will meet these goals.

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

As of November 2010, we had attached our oxygenation unit to the St Ellie water facility,an established water bottler in Quebec, Canada. We expect to be in production by the end of fiscal 2011.

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

On August 15,2007 GLOBAL finalized an agreement with Advanced Fluid Technologies to purchase their to be patented oxygenation unit and all technical know how, intellectual properties, methodologies and all information pertaining to the following: the fixation of the oxygen molecule to water or any other fluid and/or to the building and maintenance of the oxygenation unit. Furthermore; all trademarks for the name Aquaboost Oxygenated Water and the right to use and register said name globally, were to be transferred to Global.Purchase price, for all the aforementioned assets, was a combination of debt this being the $216,261 due by AFT to the Company in a note payable as of August 26, 2005, and 18 million shares of the Company’s common stock valued at $0.04 per share or $720,000.

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

The Company entered, on October 31, 2010, into an agreement to purchase the rights to a neutraceutical product, specifically a topical cream for women, for a period of 4 years. The total cost of said agreement was $199,467. The Company is working on a product roll-out towards the latter part of this year.

On November 30, 2010 Dr Pierre Marois resigned as an officer of the Company. On February 28, 2011, Perry Choiniere was removed as an Officer and as a Director of the Company. The responsibilities of Mr. Choiniere are being undertaken by Mr. Greco, President, and Mr. Lamarre Vice-President, of Global Biotech.

Year ended November 30, 2009 compared to November 30, 2010

In 2009 we had $22,371 of professional fees and $17,00 in 2010, due to a greater amount of work in connection with our being listed to trade on the OTC:BB in 2009. We had $125,627 of SG&A expenses in 2009 and $151,417 in 2010. This made up of a drop of $42,000 of extra regulatory fees in 2009 over 2010 in connection with our successful attempt to be become a listed trading company, $6,000 of extra developmental costs in 2009 vs 2010 and $85,000 in extra consulting fees in 2010 over 2009, in our effort to fund and strategize the production of our oxygenated waters. We had a rent in 2009 of $18,000 and $13,800 in 2010 due to a change in premises, and higher day- to- day expenses, in the amount of $7,500, in 2009 over 2010.

We had net interest expense, on our outstanding notes, of $40,614 in 2009 and $50,822 in 2010.Higher borrowing costs were due to extra expenditures for the above expenses. We had foreign currency translation losses of $22,100 in 2009 and $10,300 in 2010.

We had an impairment write-down of $345,712 in 2010 vs no write-down in 2009

As a result of the foregoing we had a loss of $210,712 in 2009 and a loss of $575,562 in 2010.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2010 the company had negative working capital of $876,644. We expect that our cash needs for the fiscal year ending November 30, 2011 will be $300,000. Management does anticipate generating revenue through sales until the end of the next fiscal year. The officers and directors of the company have indicated their commitment to help in finding funds to aid in the operations of the organization during the next fiscal year, until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead.

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update “ASU” 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”(“ASU 2010-09”), Which is included in the FASB Accounting Standards Codification TM (The “ASC”) Topic 855 (Subsequent Events). 2010-09 clarifies that an Sec filer is required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company’s financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standard groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

ITEM 7.      Financial Statements.

The financial statements are included at the end of this Annual Report, after the signature page.

Item 8.      Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive and Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”), and, based on this evaluation, our Chief Executive and Financial Officer have concluded that these controls and procedures were effective at the Evaluation Date.  There were no changes in our internal controls over financial reporting during the last quarter of fiscal 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Disclosure controls and procedures are  controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive & Financial Officer and, as appropriate to allow for timely decisions regarding required disclosure.

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

We have assessed the effectiveness of our internal control over financial reporting as of November 30, 2010.  In making this assessment, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, we believe that as of November 30, 2010, our internal control over financial reporting is effective.

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

ITEM 9B

Director and Executive Officers

a) Directors and Executive Officers

Name	Age	Title

Louis Greco	56	President-Director
Gilles Lamarre	63	Vice President-Director
Eric Sonigo	43	Vice President Production

Louis Greco – President, CEO and Director

Louis Greco, age 56, received his B. Comm. from McGill University in Montreal, Canada in 1974. Mr. Greco has been involved with a variety of consumer oriented industries in his 30 years in business. He worked in financial industry as a branch manager of the National Bank from 1975-1980. During the next decade until 1990, Mr. Greco was the manager of a chain of video outlets, and involved with sales. From 1990 to 1995, he co-owned a retail food establishment. Between 1996 and present he has worked as a sales consultant to the national divisions of multinational office technology corporations, Minolta (Canada) and Panasonic Canada. Mr. Greco’s management, sales and financial skills will greatly aid Global Biotech. His experience in sales will help the Company to strategically position its products and technical expertise in the desired marketplaces. As President and CEO of the Company, Mr. Greco is responsible for the general oversight of the Company, its operations and its communications with its shareholders. Mr. Greco currently devotes part of his time working for the Company, but will be working full-time as an employee once Global commences sales of its product.

Gilles Lamarre – Vice President and Director

Mr. Lamarre, age 63, began his career as a Box Office Manager at Expo 67 (Garden of Stars). In 1969 he joined the National Arts Centre where in 1975 he developed the first computerized subscription/season ticketing system in North America. In 1984, he made the transition to the private sector by co-founding Uniticket to service the Ottawa/Hull Region. Uniticket processed over 1.5 million tickets each year and was sold to Ticketmaster Canada Inc. in 1988. He also co-founded and developed Ticketnet Corporation in 1984, a major new national network for ticketing and shared-resource box office management, which was subsequently sold to AMR in 1986. Mr. Lamarre has acted as a consultant/advisor to a number of Canadian corporations in the development and implementation of leading edge technology and business development. More recently, he fulfilled several executive functions with Comnetix, a leading provider of technology to law enforcement agencies. He then became a Board member and a member of their Audit and Compensation committees and resigned in early 2006 to concentrate his efforts on developing a new venture related to weight loss programs and products. He is currently the President and CEO of Wykanta International Ltd., a company engaged in the production and sale of nutraceutical products. As Vice President of the Company, Mr. Lamarre will be responsible for assisting the President with the general oversight of the Company, its operations and its communications with its shareholders. He will devote all of his time as an employee working for the Company as Vice President and a director.

Eric Sonigo – Vice President - Production

Eric Sonigo, age 43, began his career in sales of various goods and services, from cellular accessories to delivering luxury cars. He has been involved with sales and scheduling during his entire career, meeting with individuals and coordinating their various needs and corporate priorities. He has extensive knowledge of the maintenance and running of the Company’s primary oxygenation machinery, having been involved with the original owners of that unit. Although Mr. Sonigo is not an engineer by training, the practical knowledge garnered by Mr. Sonigo and specific expertise gleaned from the engineers involved in the initial oxygenation product have given Mr. Sonigo the knowledge to monitor and maintain the production equipment, and schedule and run the production of the Company’s products. Mr. Sonigo has worked with Advanced Fluid Technologies Inc. and has expertise in the oxygenation process. Once production commences, Mr. Sonigo will run the oxygenation unit as a full-time employee of Global.

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

d) Involvement in certain legal proceedings

None

e) Committees

The Company has no standing audit, nominating and compensating committees of the Board of Directors or committees performing similar functions. Under the Sarbanes-Oxley Act of 2002, each public company is required to have an audit committee consisting solely of independent directors and to explain whether or not any independent director is a financial expert. In the event the public company does not have an audit committee, the Board of Directors becomes charged with the duties of the audit committee. Since the enactment of the Sarbanes-Oxley Act of 2002 which was signed into law by President Bush in July 2002, the Company's directors have without success, attempted to obtain independent directors to serve on the Board of Directors and on a newly formed audit committee. In the event the Company is successful in the future in obtaining independent directors to serve on the Board of Directors and on a newly formed audit committee, of which there can be no assurances given, the Board of Directors would first adopt a written charter. Such charter would be expected to include, among other things:

•	annually reviewing and reassessing the adequacy of the committees formal charter;
•	reviewing the annual audited financial statements with the adequacy of its internal accounting controls;
•	reviewing analyses prepared by the Company's management and independent auditors concerning significant financial reporting issues and judgments made in connection with the preparation of its financial statements;
•	being directly responsible for the appointment, compensation and oversight of the independent auditor, which shall report directly to the Audit Committee, including resolution of disagreements between management and the auditors regarding financial reporting for the purpose of preparing or issuing an audit report or related work;
•	reviewing the independence of the independent auditors;
•	reviewing the Company's auditing and accounting principles and practices with the independent auditors and reviewing major changes to its auditing and accounting principles and practices as suggested by the independent auditor or its management;
18

•	reviewing all related party transactions on an ongoing basis for potential conflict of interest situations; and
•	all responsibilities given to the Audit Committee by virtue of the Sarbanes-Oxley Act of 2002, which was signed into law by President George W. Bush on July 30, 2002.

Code of Ethics

Effective March 3, 2003, the Securities & Exchange Commission requires registrants like the Company to either adopt a code of ethics that applies to the Company's Chief Executive Officer and Chief Financial Officer or explain why the Company has not adopted such a code of ethics for purposes of item 406 of Regulations S-K, the term "code of ethics" means written standards that are reasonably designed to deter wrong doing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships:
•	Full, flair, accurate, timely and understandable disclosure in reports and documents that the company files with, or submits to, the Securities & Exchange Commission and in other public communications made by the Company;
•	Compliance with applicable governmental law, rules and regulations;
•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
•	Accountability for adherence to the code.

The Company has adopted the aforementioned Code of Ethics.

f) Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities ("ten-percent shareholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent shareholders also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended November 30, 2010, all of our officers, directors and ten-percent shareholders complied with the Section 16(a) reporting requirements.

ITEM 10     EXECUTIVE COMPENSATION

(a) General

None of the current or past Officers or Directors received any compensation during fiscal 2008, 2009 or 2010.

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

(f) Report on Repricing of options/SAR

None

ITEM 11     SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 28, 2011, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for

•	Each person known by us to own beneficially more than five (5%)percent of our outstanding common stock,
•	Each of our officers and directors and
•	All of our officers and directors as a group.

Name	Number Of Shares Owned Beneficially	% of Total

Jomuc Holdings	4,608,390	6.11%
1623 Buttonwood Bay
Belize City, Belize
(Represented by J. Muccari)

First Asian Investments	5,000,000	6.63%
1849 Maple Groves
Ottawa, Ontario K2S 1B9
(Represented by N. Delbello)

Louis Greco	25,000.03%
2711 Centerville Rd Suite 400
Wilmington, De 19808
President-Global Biotech

All Directors and Officers	25,000.03%

Item 12.      Certain Relationships and Related Transactions.

None

Item 13.      Financial Statements and Exhibits.

(a) List of Financial statements filed herewith

GLOBAL BIOTECH CORP.

(A company in the development stage)

Report of Independent Registered Accounting Firm

Balance Sheets November 30, 2009 and 2010

Statement of Operations Year ended November 30, 2009, November 30, 2010 and from inception to November 30, 2010

Statement of Shareholders' Equity From inception to November 30, 2010

Statement of Cash flows years ended November 30, 2009 and November 30, 2010 and from inception to November 30, 2010

Summary of Significant Accounting Policies year ended November 30, 2010

Notes to the Financial Statements year ended November 30, 2010

(b) List of Exhibits.

Reports on Form 8-K

Material Agreement

Appointment, resignation of officers/directors

Item 14.      Principal Accountant Fees and Service

Audit Fees

For the fiscal year ended November 30, 2010, the aggregate fees billed for professional services rendered by Chang G. Park, CPA ("independent auditors") for the audit of the Company's annual financial statements totaled approximately $17,000.

Financial Information Systems Design and Implementation Fees

For the fiscal year ended November 30, 2010 there were $-0- in fees billed for professional services by the Company's independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

For the fiscal year ended November 30, 2010 there was $0 in fees billed for other service.

Sarbane Oxley Declarations

SIGNATURES

In accordance with the requirement of the Securities Exchange Act, this Annual Report or Amendment was signed by the following persons in the capacities and on the dates stated:

GLOBAL BIOTECH CORP.

Date: June 30, 2011	/s/ Louis Greco
Louis Greco, President, Director
(Principal Executive & Financial Officer)

PLS CPA, A Professional Corp. t 4725 MERCURY STREET SUITE 210 t SAN DIEGO t CALIFORNIA 92111 t t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480 t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Global Biotech Corp.

We have audited the accompanying balance sheets of Global Biotech Corp. (the “Company”) as of November 30, 2010 and 2009 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended and for the period from November 2, 1998 (inception) through November 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Biotech Corp. as of November 30, 2010 and 2009, and the result of its operations and its cash flows for the years then ended and for the period from November 2, 1998 (inception) through November 30, 2010 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

_________________________

PLS CPA, A Professional Corp.

June 30, 2011

San Diego, CA. 92111

F-1

GLOBAL BIOTECH CORP.

(A Development Stage Company)

Balance Sheets

ASSETS

	As of	As of
	November 30,	November 30,
	2010	2009

CURRENT ASSETS
Cash	$—	$44,019
Prepaid Expenses	195,312	—
Short Term Investments	176,058	122,409

Total Current Assets	371,370	166,428

Property & Equipment (net)	259,286	605,000

TOTAL ASSETS	$630,656	$771,428

See Notes to the Financial Statements

GLOBAL BIOTECH CORP.

(A Development Stage Company)

Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY

	As of	As of
	November 30,	November 30,
	2010	2009

CURRENT LIABILITIES

Bank overdraft	$32
Accounts payable	$123,108	$98,016
Notes payable - (related party)	27,387	15,592
Notes Payable	1,097,487	801,265

Total Current Liabilities	1,248,014	914,873

STOCKHOLDERS' EQUITY

Preferred Stock $0.0001 par value Authorized 80,000,000 shares 0 shares issued and outstanding as of November 30, 2010 and November 30, 2009	—	—

Common stock $0.0001 par value, 260,000,000 Shares authorized: 67,661,190 shares issued and outstanding as of November 30, 2010 and 67,265,500 as of November 30, 2009	6,766	6,727
Paid-in capital	1,448,112	1,346,502
Deficit accumulated during the development stage	(2,072,236)	(1,496,674)

Total Stockholders' Equity	(617,358)	(143,445)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$630,656	$771,428

See Notes to the Financial Statements

GLOBAL BIOTECH CORP.

(A Development Stage Company)

Statements of Operations

			November 2, 1998
			(Inception)
	Year Ended	Year Ended	through
	November 30,	November 30,	November 30,
	2010	2009	2010

REVENUES	$—	$—	$944,811

Costs of revenues	—	—	(603,063)

GROSS PROFIT	—	—	341,748

OPERATING COSTS
Bad debt expense	—	—	120,844
Licensing rights	—	—	700,000
Depreciation expense	—	—	73,274
Marketing expense	—	—	236,266
Professional fees	17,000	22,371	197,295
Selling, general and administrative expense	151,417	125,627	575,077

Total Operating Costs	168,417	147,998	1,902756

OPERATING (LOSS)	(168,417)	(147,998)	(1,561,008)

OTHER INCOME & (EXPENSES)
Fx loss	(10,609)	(22,100)	(32,709)
Interest income	7,498	—	119,376
Other income	—	—	85,005
Interest expense	(58,320)	(40,614)	(374,280)
Write-down of leasehold improvements	—	—	(2,663)
Write-up of notes receivable, related parties	—	—	11,435
Impairment Loss	345,714	—	(676,975)
Gain on sale of investment	—	—	359,583

Total Other Income & (Expenses)	(407,145)	(62,714)	(511,228)

NET INCOME (LOSS)	$(575,562)	210,712)	$(2,072,236)

BASIC EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	67,661,190	67,265,500

See Notes to the Financial Statements

GLOBAL BIOTECH CORP.

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

From November 2, 1998 (inception) through November 30, 2010

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

GLOBAL BIOTECH CORP.

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

From November 2, 1998 (inception) through November 30, 2010

					(Deficit)
					Accumulated
			Additional	Stock	During the
	Common	Common	Paid-in	Subscription	Development
	Shares	Stock	Capital	Receivable	Stage	Total

Rounding	300					-

Stock issued December 1, 2002 in exchange for marketing expense

February 28, 2003 - collection on subscription				23,750		23,750

May 31, 2003 - collection on subscription				23,750		23,750

August 31, 2003 - collection on subscription				23,750		23,750

Stock issued October 20, 2003 in exchange for marketing expense	350,000	35	17,465			17,500

Stock issued October 20, 2003 in exchange for notes payable	257,500	26	12,849			12,875

November 30, 2003 - collection on subscription				31,250		31,250

Net loss for the year ended November 30, 2003					(715,903)	(715,903)
Balance, November 30, 2003	48,265,500	4,827	627,402	—	(928,506)	(296,277)

Net loss for the year ended November 30, 2004	—	—	—	—	(12,963)	(12,963)
Balance, November 30, 2004	48,265,500	4,827	627,402	—	(941,469)	(309,240)

Net income for the year ended November 30, 2005	—	—	—	—	142,417	142,417
Balance, November 30, 2005	48,265,500	$4,827	$627,402	$—	$(799,052)	$(166,823)

Stock issued March 1, 2006 in exchange for services	1,000,000	100	900	—	—	1,000

Net (loss) for the year ended November 30, 2006	—	—	—	—	(47,203)	(47,203)

	49,265,500	$4,927	$628,302	$—	$(846,255)	$(213,026)

Stock issued August 15, 2007 in exchange of Property & Equipment & Goodwill	18,000,000	1,800	718,200	—	—	720,000

Net (loss) for the year ended November 30, 2007	—	—	—	—	(376,336)	(376,336)

	67,265,500	$6,727	$1,346,502	$—	$(1,222,591)	$130,638

Net (loss) for the year ended November 30, 2008	—	—	—	—	(63,371)	(63,371)

	67,265,500	$6,727	$1,346,502	$—	$(1,285,962)	$67,267

Net (loss) for the year ended November 30, 2009					(210,712)	(210,712)

	67,265,500	$6,727	$1,346,502	$—	$(1,496,674)	$(143,445)

See Notes to the Financial Statements

GLOBAL BIOTECH CORP.

(A Development Stage Company)

Statements of Cash Flows

			November 2, 1998
			(inception)
	Year Ended	Year Ended	through
	November 30,	November 30,	November 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(575,562)	$(210,712)	$(2,072,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—		73,274
Common stock issued for services	101,649	—	215,024
Gain on sale of Investment	—	—	(359,583)
Impairment Loss	345,714		676,975
Write-down of leasehold improvements	—	—	2,663
Write-down of notes receivable	—	—	(11,435)
Accrued interest expense - note payable	58,320	40,614	264,792
Accrued interest income - notes receivable	(7,498)		(113,850)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable & prepaids	(195,312)	7,428	(195,312)
(Increase) decrease in notes receivable			(461,899)
Increase (decrease) in accounts payable	25,092	50,595	123,108
Net Cash Provided by (Used in) Operating Activities	(247,597)	(112,075)	(1,858,479)

CASH FLOWS FROM INVESTING ACTIVITIES
Net sale (purchase) of fixed assets	—	—	(60,937)
Purchase of short term investments	(46,151)	(122,409)	(168,560)
Proceeds from sale of investment shares	—	—	489,061
Net Cash Provided by (Used in) Investing Activities	(46,151)	(122,409)	259,564

CASH FLOWS FROM FINANCING ACTIVITIES
Bank Advances	32	—	32
Issuance of common stock	—	—	156,262
Payment of common stock subscription receivable	—	—	206,239
Proceeds from notes payable	249,697	278,497	1,236,382
Net Cash Provided by (Used in) Financing Activities	249,729	278,497	1,598,915

Net Increase (Decrease) in Cash	(44,019)	44,013	—

Cash at Beginning of Year	44,019	6	—

Cash at End of Year	—	44,019	—

Supplemental Cash Flow Disclosures:
Cash paid during period for interest	—	—
Cash paid during period for taxes	—	—

Non-Cash flows activities
Shares issued for Property & Equipment	—	—	$605,000
Shares issued for Goodwill	—	—	115,000
Note receivable -related party offset with Note payable	—	—	181,878
Note receivable exchanged for Goodwill	—	—	216,261

	—	—	$1,118,139

See Notes to the Financial Statements

GLOBAL BIOTECH CORP.

(A Development Stage Company)

Notes to the Financial Statements

As of November 30, 2010

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

As of November 30, 2010

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

h. Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted cash flows, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of such assets. Management believes that there was such an impairment at November 30, 2010 and has recognized this on its financial statements.

i. Revenue Recognition and Deferred Revenue

The Company's revenues recognized from inception to November 30, 2010 were software consultation. Revenue, in respect of all services described, is recognized on completion of services, when collectability is reasonably assured.

GLOBAL BIOTECH CORP.

(A Development Stage Company)

Notes to the Financial Statements

As of November 30, 2010

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2010, the FASB issued Accounting Standards Update “ASU” 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”(“ASU 2010-09”), Which is included in the FASB Accounting Standards Codification TM (The “ASC”) Topic 855 (Subsequent Events). 2010-09 clarifies that an Sec filer is required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impoact on the Company’s financial statements.

GLOBAL BIOTECH CORP.

(A Development Stage Company)

Notes to the Financial Statements

As of November 30, 2010

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $575,562 for the year ended November 30, 2010 and a net loss of $2,072,236 during the period from November 2, 1998 (inception) through November 30, 2010. At November 30, 2010 the Company had negative working capital of $876,644 and stockholders’ deficit of $617,358. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The officers and directors are committed to help in raising funds to fill any operating cash flow shortages during the next fiscal year until the organization can generate sufficient funds from operations to meet current operating expenses and overhead, although there are no guarantees that this commitment will be met.

NOTE 4. SHORT TERM INVESTMENTS

On November 6, 2010, the Company purchased a term deposit in the amount of $168,560 ($172,000 CDN), bearing interest rate of 5%, maturing on November 6, 2011. As at November 30, 2010, the Company accrued $7,498 USD of interest income. No withdrawals allowed for first 90 days and 90 days early withdrawal notice needed. Early withdrawal interest rate - 1 ½%.

NOTE 5. PREPAID EXPENSES

The Company entered, on October 31, 2010, into an agreement to purchase the rights to a neutraceutical product for a period of 4 years. The total cost of said agreement was $199,467 and the Company expensed 1 month of costs in fiscal 2010 in the amount of $4,155. The remaining cost of $195,312 has been recorded as a prepaid expense.

NOTE 6. PROPERTY & EQUIPMENT

	November 30,	November 30,
	2010	2009

Oxygenation equipment	$605,000	$605,000

Less: Impairment Loss	345,714	—
Net Property and Equipment	$259,286	$605,000

The Oxygenation Unit will be utilized, approximately Oct/Nov 2011. The Company will then start depreciating it over its estimated useful life of 7 years on the straight line.

GLOBAL BIOTECH CORP.

(A Development Stage Company)

Notes to the Financial Statements

As of November 30, 2010

NOTE 7. BASIC & DILUTED INCOME / (LOSS) PER COMMON SHARE

Basic gain (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted gain (loss) per common share has been calculated based on the weighted average number of shares of common and preferred stock outstanding during the period.

	November 30,	November 30,
	2010	2009

Net income (loss) from operations	$(575,562)	$(210,712)

Basic income / (loss) per share	$(0.00)	$(0.00)

Weighed average number of shares outstanding	67,661,990	67,265,500

NOTE 8. NOTES PAYABLE

Note payable as of November 30, 2010 and 2009 consist of the following:

	2010	2009

Note payable to: Millenia Hope Inc. unsecured, with annual interest rate 7%	$529,552	$494,934

Third parties, unsecured with annual interest of 4%, commencing July 1, 2009	96,612	65,470

Convertible note payable to third parties with annual interest of 2%, commencing March 1, 2011 Loan is convertible to common shares of Global Biotech at par to the lowest daily trading price of the shares on the conversion request date	200,195	—

Convertible note payable to third parties with annual interest of 8%, commencing April 30,2009 Loan is convertible to common shares of Global Biotech at the lesser of $1.00 per share or the average closing price of the shares for the 5 business days prior to conversion	271,128	241,861
	$1,097,487	$801,265

There are no beneficial conversion features because Conversion price of convertible note payable is higher than market value of common stock.

GLOBAL BIOTECH CORP.

(A Development Stage Company)

Notes to the Financial Statements

As of November 30, 2010

NOTE 9. INCOME TAXES

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

Utilization of the net operating losses and credit carry-forwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. At November 30, 2010 the Company had net operating losses carry-forward of $2,072,000. The tax benefits resulting for these losses have been estimated as follows:

November 30, 2010

Gross income tax benefit	$692,000
Valuation allowance	692,000
Net income tax benefit	$0

Deficit – December 1, 2009	$(1,496,674)
Net Loss for Year ended November 30, 2010	(575,562)
Deficit – November 30, 2010	$(2,072,236)

NOTE 10. STOCK TRANSACTIONS

On December 18, 2009 the Company issued 333,333 restricted common shares in settlement of consulting services in the amount of $83,333. On February 18, 2010 the Company issued 63,157 restricted common shares in settlement of consulting services in the amount of $18,316.

As of November 30, 2010 the Company had 67,661,990 shares of common stock issued and outstanding

NOTE 11. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2010 and 2009:

Common stock, $ 0.0001 par value; 260,000,000 shares and 70,000,000 shares authorized November 30, 2010 and 2009: 67,661,990 shares issued and outstanding as of November 30, 2010 and 67,265,500 as of November 30, 2009.

Preferred Stock, $0.0001 par value; 80,000,000 shares authorized as November 30, 2010 and November 30, 2009. Zero (0) shares issued and outstanding as of November 30, 2010 and 2009.

GLOBAL BIOTECH CORP.

(A Development Stage Company)

Notes to the Financial Statements

As of November 30, 2010

NOTE 12. SUBSEQUENT EVENTS

On January 13, 2011 the Company issued 7,700,000 restricted common shares in settlement of consulting services in the amount of $154,000

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through June 28, 2011, the date of issuance of the audited financial statements. During this period, the Company did not have any material recognizable subsequent events.

