Form 10-K/A
period 2010-11-30
Global Biotech Corp.
filed 2011-07-06
CIK 1126162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

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

See Notes to the Financial Statements

GLOBAL BIOTECH CORP.

(A Development Stage Company)

Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY

	As of	As of
	November 30,	November 30,
	2010	2009

CURRENT LIABILITIES

Bank overdraft	$32	$
Accounts payable	123,108	98,016
Notes payable - (related party)	27,387	15,592
Notes Payable	1,097,487	801,265

Total Current Liabilities	1,248,014	914,873

STOCKHOLDERS' EQUITY

Preferred Stock $0.0001 par value Authorized 80,000,000 shares 0 shares issued and outstanding as of November 30, 2010 and November 30, 2009	—	—

Common stock $0.0001 par value, 260,000,000 Shares authorized: 67,661,990 shares issued and outstanding as of November 30, 2010 and 67,265,500 as of November 30, 2009	6,766	6,727
Paid-in capital	1,448,112	1,346,502
Deficit accumulated during the development stage	(2,072,236)	(1,496,674)

Total Stockholders' Equity	(617,358)	(143,445)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$630,656	$771,428

See Notes to the Financial Statements

GLOBAL BIOTECH CORP.

(A Development Stage Company)

Statements of Operations

			November 2, 1998
			(Inception)
	Year Ended	Year Ended	through
	November 30,	November 30,	November 30,
	2010	2009	2010

REVENUES	$—	$—	$944,811

Costs of revenues	—	—	(603,063)

GROSS PROFIT	—	—	341,748

OPERATING COSTS
Bad debt expense	—	—	120,844
Licensing rights	—	—	700,000
Depreciation expense	—	—	73,274
Marketing expense	—	—	236,266
Professional fees	17,000	22,371	197,295
Selling, general and administrative expense	151,417	125,627	575,077

Total Operating Costs	168,417	147,998	1,902756

OPERATING (LOSS)	(168,417)	(147,998)	(1,561,008)

OTHER INCOME & (EXPENSES)
Fx loss	(10,609)	(22,100)	(32,709)
Interest income	7,498	—	119,376
Other income	—	—	85,005
Interest expense	(58,320)	(40,614)	(374,280)
Write-down of leasehold improvements	—	—	(2,663)
Write-up of notes receivable, related parties	—	—	11,435
Impairment Loss	345,714	—	(676,975)
Gain on sale of investment	—	—	359,583

Total Other Income & (Expenses)	(407,145)	(62,714)	(511,228)

NET INCOME (LOSS)	$(575,562)	210,712)	$(2,072,236)

BASIC EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	67,309,154	67,265,500

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

GLOBAL BIOTECH CORP.

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

From November 2, 1998 (inception) through November 30, 2010

					(Deficit)
					Accumulated
			Additional	Stock	During the
	Common	Common	Paid-in	Subscription	Development
	Shares	Stock	Capital	Receivable	Stage	Total

Rounding	300					-

Stock issued December 1, 2002 in exchange for marketing expense

February 28, 2003 - collection on subscription				23,750		23,750

May 31, 2003 - collection on subscription				23,750		23,750

August 31, 2003 - collection on subscription				23,750		23,750

Stock issued October 20, 2003 in exchange for marketing expense	350,000	35	17,465			17,500

Stock issued October 20, 2003 in exchange for notes payable	257,500	26	12,849			12,875

November 30, 2003 - collection on subscription				31,250		31,250

Net loss for the year ended November 30, 2003					(715,903)	(715,903)
Balance, November 30, 2003	48,265,500	4,827	627,402	—	(928,506)	(296,277)

Net loss for the year ended November 30, 2004	—	—	—	—	(12,963)	(12,963)
Balance, November 30, 2004	48,265,500	4,827	627,402	—	(941,469)	(309,240)

Net income for the year ended November 30, 2005	—	—	—	—	142,417	142,417
Balance, November 30, 2005	48,265,500	$4,827	$627,402	$—	$(799,052)	$(166,823)

Stock issued March 1, 2006 in exchange for services	1,000,000	100	900	—	—	1,000

Net (loss) for the year ended November 30, 2006	—	—	—	—	(47,203)	(47,203)
	49,265,500	$4,927	$628,302	$—	$(846,255)	$(213,026)

Stock issued August 15, 2007 in exchange of Property & Equipment & Goodwill	18,000,000	1,800	718,200	—	—	720,000

Net (loss) for the year ended November 30, 2007	—	—	—	—	(376,336)	(376,336)
	67,265,500	$6,727	$1,346,502	$—	$(1,222,591)	$130,638

Net (loss) for the year ended November 30, 2008	—	—	—	—	(63,371)	(63,371)
	67,265,500	$6,727	$1,346,502	$—	$(1,285,962)	$67,267

Net (loss) for the year ended November 30, 2009					(210,712)	(210,712)
	67,265,500	$6,727	$1,346,502	$—	$(1,496,674)	$(143,445)

Stock issued for services	396,490	39	101,610	—	—	101,649

Net (loss) for the year ended November 30, 2010	—	—	—	—	(575,562)	(575,562)
	67,661,990	$6,766	$1,448,112	$—	$(2,072,236)	$(617,358)

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

h. Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted cash flows, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of such assets. Management believes that there was such an impairment at November 30, 2010 and has recognized $345,714 on its financial statements.

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

(A Development Stage Company)

Notes to the Financial Statements

As of November 30, 2010

NOTE 7. BASIC & DILUTED INCOME / (LOSS) PER COMMON SHARE

Basic gain (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted gain (loss) per common share has been calculated based on the weighted average number of shares of common and preferred stock outstanding during the period. Diluted earnings(loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

	November 30,	November 30,
	2010	2009

Net income (loss) from operations	$(575,562)	$(210,712)

Basic income / (loss) per share	$(0.00)	$(0.00)

Weighed average number of shares outstanding	67,309,554	67,265,500

NOTE 8. NOTES PAYABLE

Note payable as of November 30, 2010 and 2009 consist of the following:

	2010	2009

Note payable to: Millenia Hope Inc. unsecured, with annual interest rate 7%	$529,552	$494,934

Third parties, unsecured with annual interest of 4%, commencing July 1, 2009	96,612	65,470

Convertible note payable to third parties with annual interest of 2%, commencing March 1, 2011 Loan is convertible to common shares of Global Biotech at the lowest daily trading price of the shares on the conversion request date	200,195	—

Convertible note payable to third parties with annual interest of 8%, commencing April 30,2009 Loan is convertible to common shares of Global Biotech at the lesser of $1.00 per share or the average closing price of the shares for the 5 business days prior to conversion	271,128	241,861
	$1,097,487	$801,265

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

As of November 30, 2010 the Company had 67,661,990 shares of common stock issued and outstanding

NOTE 11. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2010 and 2009:

Common stock, $ 0.0001 par value; 260,000,000 shares authorized November 30, 2010 and 2009: 67,661,990 shares issued and outstanding as of November 30, 2010 and 67,265,500 as of November 30, 2009.

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

Notes to the Financial Statements

As of November 30, 2010

NOTE 12. SUBSEQUENT EVENTS

On January 13, 2011 the Company issued 7,700,000 restricted common shares in settlement of consulting services in the amount of $154,000

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the audited financial statements. During this period, the Company did not have any material recognizable subsequent events.

