Form 10-Q
period 2011-02-28
Global Biotech Corp.
filed 2011-07-22
CIK 1126162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

|x|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 000-33271

GLOBAL BIOTECH CORP

(Exact name of registrant as specified in its charter)

DELAWARE (State of Incorporation)	98-0229951 (I.R.S. Employer Identification No.)

2711 Centreville Rd suite 400 Wilmington, Delaware (Address of principal executive offices)	19808 (Zip Code)

302-288-0658

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

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). No  |X|

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

As of July 21,2011, the aggregate market value of the issuer's common stock based on its reported price on the OTC Bulletin Board held by non-affiliates of the issuer was approximately $753,370.

As of July 21,2011, the Registrant had 75,361,990 shares of Common Stock outstanding.

INDEX

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets at February 28, 2011 (Unaudited) and November 30, 2010	1

	Statements of Operations (Unaudited) for the Three months ended February 28, 2011 and February 28, 2010 and from Inception (November 2, 1998) to February 28, 2011.	2

	Statement of Cash Flows (Unaudited) for the Three months ended February 28, 2011 and February 28, 2010 and from Inception (November 2, 1998) to February 28, 2011.	3

	Notes to the Financial Statements (Unaudited).	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 4T.	Controls and Procedures	10

PART II: OTHER INFORMATION		11

Item 6.	Exhibits and Reports On Form	11

SIGNATURES		11

GLOBAL BIOTECH CORP

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS
	February 28, 2011	November 30, 2010
	(Unaudited)
Current Assets
Cash	$81	$—
Prepaid Expenses	182,845	195,312
Short Term Investments	185,131	176,058
Total current assets	368,057	371,370

Property & Equipment (Net)	259,286	259,286

	$627,343	$630,656
Total Assets
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank overdraft	$—	$32
Accounts payables and accrued liabilities	130,821	123,108
Notes Payable related party	32,822	27,387
Notes Payable	1,130,597	1,097,487
Total current liabilities
	1,294,240	1,248,014

Stockholders' Equity
Preferred stock, $0.0001 par value
authorized 80,000,00 shares
0 shares issued and outstanding Feburary 29, 2011
and November 30, 2010
Common stock, $0.0001 par value authorized	—	—
260,000,000 shares: issued and
outstanding 75,361,990 Feburary 28, 2011 and
67,661,990 November 30, 2010
Paid in capital	7,536	6,766

Deficit accumulated during the development stage	1,601,342	1,448,112
	(2,275,775)	(2,072,236)
Total Stockholders' Equity
Total liabilities and Stockholders' Equity	(666,897)	(617,358)
	$627,343	$630,656

See the accompanying notes to financial statements

GLOBAL BIOTECH CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

(UNAUDITED)

			From inception
	Three Months	Three Months	(November 2, 1998)
	Ended	Ended	to
	Feburary 28, 2011	Feburary 28, 2010	Feburary 28, 2011

Revenues:	$—	$—	$944,811

Cost of Revenues:	—	—	603,063
	—	—	341,748
Operating Expenses:
Bad Debt Exp	—	—	120,844
Licensing rights	—	—	700,000
Depreciation Exp	—	—	73,274
Marketing	—	—	236,266
Professional Fees	3,000	3,000	200,295
Selling, general and administrative expenses	172,573	122,872	747,650
Total Operating Expenses	175,573	125,872	2,078,329

(Loss) before other income (expense)	(175,573)	(125,872)	(1,736,581)

Other income (expense):
Other income	—	—	85,005
Foreign exchange	(14,829)	(2,097)	(47,538)
Interest income	2,193	1,321	121,569
Interest Expense	(15,330)	(13,970)	(389,610)
Gain on Sale of Investment	—	—	359,583
Impairment Loss	—	—	(676,975)
Write down - leashold improvements	—	—	(2,663)
Write down - Notes receivable	—	—	11,435

Total other income (Expense)	(27,966)	(14,746)	(539,194)

Net (Loss)	$(203,539)	$(140,618)	$(2,275,775)

Basic weighted average common shares outstanding	71,597,546	67,540,585

Basic (Loss) per common share	$(0.00)	$(0.00)

See the accompany notes to financial statements.

GLOBALBIOTECH CORP.

(A DEVELOPMENT STAGE COMPANY)

Statement of Cash Flows (Unaudited)

	Three months ended		From Inception (Nov. 2, 1998) to
	February 28, 2011	February 28, 2010	February 28, 2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(203,539)	$(140,618)	$(2,275,775)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	—	—	73,274
Common stock issued for services	154,000	101,649	369,024
Gain on sale of Investment			(359,583)
Impairment Loss		—	676,975
Write down of leasehold improvements	—	—	2,663
Write down of notes receivable	—	—	(11,435)
Accrued interest expense - note payable	15,330	13,970	280,122
Accrued interest income - note receivable	(2,193)	(1,321)	(116,043)
Changes in operating assets and liabilities
(Increase) Decrease - acc receivable/prepaids	12,467	—	(182,845)
(Increase) Decrease in notes receivable	—	—	(461,899)
Increase (decrease) - accounts payable	7,713	22,130	130,821
Net Cash Provided by (used in) Operating Activities	(16,222)	(4,190)	(1,874,701)

Cash Flows from Investing Activities
Net sale (purchase of fixed assets	—	—	(60,937)
Purchase of short term investments	(6,880)	(40,991)	(175,440)
Proceeds from sale of investment shares	—	—	489,061
Net Cash Provided by (used in) Investing Activities	(6,880)	(40,991)	252,684

Cash Flows from Financing Activities
Bank Advances	(32)	—	—
Issue of Common stock	—	—	156,262
Payment of common stock subscription receivable	—	—	206,239
Payment of note receivable	—	—	—
Proceeds from notes payable	23,215	1,787	1,259,597
Net Cash provided by (used in) Financing Activities	23,183	1,787	1,622,098

Net Increase (Decrease) in Cash	81	(43,394)	81

Cash at Beginning of Period	—	44,019	—
Cash at End of Period	$81	$625	$81

Supplemental Cash Flow Disclosures:

Cash paid during period for intrest	—	—	—

Cash paid during period for taxes	—	—	—

See accompanying notes to Financial Statements

GLOBAL BIOTECH CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2011

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

These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included for the year ended November 30, 2010 for GLOBAL BIOTECH CORP. on form 10 K as filed with the Securities and Exchange Commission.

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

FEBRUARY 28, 2011

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported net loss of $203,539 for the three months ended Feb 28, 2011 as well as reporting net losses of $2,275,775 from inception (November 2, 1998) to February 28, 2011. At February 28, 2011 the Company had negative working capital of $926,183 and stockholders’ deficit of $666,897. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The officers and directors are committed to help in raising funds to fill any operating cash flow shortages during the next fiscal year until the organization can generate sufficient funds from operations to meet current operating expenses and overhead, although there are no guarantees that this commitment will be met.

NOTE 4. SHORT TERM INVESTMENT

As of February 28,2011, the Company had purchased a term deposit in the amount of $175,440 ($172,000 CDN), bearing interest rate of 5%, maturing on December 3, 2011. As of February 28, 2011, the Company accrued $9,691 of interest income. No withdrawals allowed for first 90 days and 90 days early withdrawal notice needed. Early withdrawal interest rate - 1 ½%.

NOTE 5. RELATED PARTY TRANSACTION

Between December 1, 2010 and February 28, 2011 the Company borrowed $4,914 ($4,050CDN and $783 US) from related parties. Balance due to related parties as of Feb. 28, 2011 was $32,822.

NOTE 6. STOCK ISSUANCE

On January 13,2011 the Company issued 7,700,000 restricted common shares in settlement of consulting services in the amount of $154,000.

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

Some of the statements under "Plan of Operations," "Business" and elsewher ein this registration statement are forward-looking statements that involve risk sand uncertainties. These forward-looking statements include statements about ou rplans, objectives, expectations, intentions and assumptions and other statements contained herein that are not statements of historical fact. You can identif ythese statements by words such as "may," "will," "should," "estimates," "plans," "expects," "believes," "intends" and similar expressions. We cannot guarante efuture results, levels of activity, performance or achievements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements.

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

We have set a conservative sales objective of 4-6% of the European and American markets, or $12.5 million U.S. to $20 million U.S., by the year 2015. The fact that AquaBoost™ was seen by hundreds of distributors at the SIAL in Montreal, Canada in 2001 and that there is already a market in Mexico for the product, gives us confidence in our product. However, no assurances can be given that the Company will meet these goals.

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

.

Three months ended February 28, 2011 compared to February 28, 2010.

Professional, selling, general and administrative in 2011 was $175,573 and $125,872 in 2010, a difference of $49,701. This was primarily due to an additional $53,400 of consulting exp in 2011 in regard to our search for a higher level of financing as we have put our production facility in place and are working on our sales strategy. In 2011 we had an additional $12,467 of developmental exp vs 2010. However , we had $8,296 of higher regulatory exp in 2010 vs 2011 as we are finishing the listing process in 2010 and were complete by 2011 and higher rentyal costs in 2010 by $4826.

We had net interest expense, on our loans, of $13,137 in 2011 and $12,649 in 2010 and $2,097 of Foreign exchange losses in 2010 vs $14,829 in 2011.

As a result of the above, we had a net loss of $203,539 in 2011 and$140,618 in 2010.

Liquidity and cash flow needs of the company

From December 1st, 2010 to February 28, 2011 the company used $16,222 for operating activities while recording no revenues. From March 1, 2011 to November 30, 2011, the fiscal year end, the company estimates that its net cash flow needs will be $200,000.

Item 4T. CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF THE COMPANY’S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

As of July 21,2011, the date of the report, our Principal Executive Officer and Chief Financial Officer (President) evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange act of 1934, as amended. Based upon that evaluation, the Principal Executive and Financial Officer concluded that, as of July 21, 2011, the Company’s disclosure controls and procedures are effective.

Further, there was no change during the last quarter in the Company’s internal control over financial reporting that has materially affected or is likely to materially affect, the Company’s internal control over financial reporting.

Part II other information

Item 2: Sales of Unregistered securities

Date of	Title	Number	Consideration	Exemption from
Sale	of Security	Sold	Received	Registration Claimed

Jan 13,2011	Common	7,700,000	$154,000	Regulation S
			for Consulting
			expenses

Item (6) Reports on Form 8-K

Changes in Principal Officers and Directors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL BIOTECH CORP.
(Registrant)

Dated
July 21, 2011	By:	/s/ Louis Greco
President & Chief Financial Officer

