Form 10-Q
period 2011-05-31
Global Biotech Corp.
filed 2011-07-22
CIK 1126162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 000-33271

GLOBAL BIOTECH CORP

(Exact name of registrant as specified in its charter)

DELEWARE (State of Incorporation)	98-0229951 (I.R.S. Employer Identification No.)

2711 Centreville Rd suite 400 (Address of principal executive offices)	19808 (Zip Code)

(302) 288-0658
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

As of July 21, 2011, the aggregate market value of the issuer's common stock based on its reported price on the OTC Bulletin Board held by non-affiliates of the issuer was approximately $753,370.

As of July 21, 2011, the Registrant had 75,361,990 shares of Common Stock outstanding.

INDEX

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets at May 31, 2011 (Unaudited), November 30, 2010	1

	Statements of Operations (Unaudited) for the Three months and Six months ended May 31, 2011 and May 31, 2010 and from Inception (November 2, 1998) to May 31, 2011.	2

	Statement of Cash Flows (Unaudited) for the Six months ended May 31, 2011 and May 31, 2010 and from Inception (November 2, 1998) to May 31, 2011.	3

	Notes to the Financial Statements (Unaudited).	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 4T.	Controls and Procedures	8

PART II: OTHER INFORMATION		9

Item 6.	Exhibits and Reports On Form	9

SIGNATURES		9

GLOBAL BIOTECH CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS
	May 31, 2011	November 30, 2010
	(Unaudited)
Current Assets
Cash	$—	$—
Prepaid Expenses	170,378	195,312
Short Term Investments	187,324	176,058
Total current assets	357,702	371,370

Property & Equipment (Net)	259,286	259,286

	$616,988	$630,656
Total Assets

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank overdraft	$25	$32
Accounts payables and accrued liabilities	125,848	123,108
Notes Payable related party	43,262	27,387
	1,147,784	1,097,487
Total current liabilities
	1,316,919	1,248,014

Stockholders' Equity
Preferred stock, $0.0001 par value authorized 80,000,00 shares 0 shares issued and outstanding May 31, 2011 and November 30, 2010
Common stock, $0.0001 par value authorized 260,000,000 shares: issued and outstanding 75,361,990 May 31, 2011 and 67,661,990 November 30, 2010	—	—
Paid in capital	7,536	6,766
Deficit accumulated during the development stage	1,601,342	1,448,112
	(2,308,809)	(2,072,236)
Total Stockholders' Equity
Total liabilities and Stockholders' Equity	(699,931)	(617,358)
	$616,988	$630,656

See the accompanying notes to financial statements.

GLOBAL BIOTECH CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months	Inception
	Ended	Ended	Ended	Ended	to
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010	May 31, 2011

Revenues:	$—	$—	$—	$—	$944,811

Cost of Revenues:	—	—	—	—	603,063
	—	—	—	—	341,748
Operating Expenses:
Bad Debt Exp	—	—	—	—	120,844
Licensing rights	—	—	—	—	700,000
Depreciation Exp	—	—	—	—	73,274
Marketing	—	—	—	—	236,266
Professional Fees	3,000	3,000	6,000	6,000	203,295
Selling, general and administrative	15,040	4,418	187,613	127,290	762,690
Total Operating Expenses	18,040	7,418	193,613	133,290	2,096,369

(Loss) before other income (expense)	(18,040)	(7,418)	(193,613)	(133,290)	(1,754,621)

Other income (expense):
Other income	—	—		—	85,005
Foreign exchange gain (loss)	—	10	(14,829)	(2,087)	(47,538)
Interest income	2,193	2,059	4,386	3,380	123,762
Interest Expense	(17,187)	(14,516)	(32,517)	(28,486)	(406,797)
Gain on Sale of Investment	—	—	—	—	359,583
Impairment Loss	—	—	—	—	(676,975)
Write down - leashold improvements	—	—	—	—	(2,663)
Write down - Notes receivable	—	—	—	—	11,435

Total other income (Expense)	(14,994)	(12,447)	(42,960)	(27,193)	(554,188)

Net (Loss)	$(33,034)	$(19,865)	$(236,573)	$(160,483)	$(2,308,809)

Basic weighted avg. common shares outstanding	75,361,990	67,661,990	73,500,452	67,549,134

Basic (Loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See the accompanying notes to financial statements.

GLOBALBIOTECH CORP.

(A DEVELOPMENT STAGE COMPANY)

Statement of Cash Flows (Unaudited)

			From Inception
	Six months ended		(November 2, 1998)
	May 31, 2011	May 31,2010	to May 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(236,573)	$(160,483)	$(2,308,809)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	—	—	73,274
Common stock issued for services	154,000	101,649	369,024
Gain on sale of Investment			(359,583)
Impairment Loss	—	—	676,975
Write down of leasehold improvements	—	—	2,663
Write down of notes receivable	—	—	(11,435)
Accrued interest expense - note payable	32,517	28,486	297,309
Accrued interest income - note receivable	(4,386)	(3,380)	(118,236)
Changes in operating assets and liabilities
(Increase) Decrease - acc. rec/Prepaids	24,934	—	(170,378)
(Increase) Decrease in notes receivable	—	—	(461,899)
Increase (decrease) - accounts payable	2,740	19,302	125,848
Net Cash Provided by (used in) Operating Activities	(26,768)	(14,426)	(1,885,247)

Cash Flows from Investing Activities
Net sale (purchase of fixed assets	—	—	(60,937)
Purchase of short term investments	(6,880)	(40,991)	(175,440)
Proceeds from sale of investment shares	—	—	489,061
Net Cash Provided by (used in) Investing Activities	(6,880)	(40,991)	252,684

Cash Flows from Financing Activities
Bank Advances	(7)	—	25
Issue of Common stock	—	—	156,262
Payment of common stock subscription receivable	—	—	206,239
Proceeds from notes payable-related party	33,655	11,466	1,270,037
Net Cash provided by (used in) Financing Activities	33,648	11,466	1,632,563

Net Increase (Decrease) in Cash	—	(43,951)	—

Cash at Beginning of Period	—	44,019	—
Cash at End of Period	$—	$68	$—

Supplemental Cash Flow Disclosures:

Cash paid during period for intrest

Cash paid during period for taxes

See accompanying notes to Financial Statements

GLOBAL BIOTECH CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

MAY 31, 2011

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying Unaudited financial statements of GLOBAL BIOTECH CORP. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Qand Rule 10-01 of Regulation S-X. The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

GLOBAL BIOTECH CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

MAY 31, 2011

(UNAUDITED)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported net loss of $33,034 and $236,573 for the three and six months ended May 31, 2011 as well as reporting net losses of $2,308,809 from inception (November 2, 1998) to May 31, 2011. At May 31, 2011 the Company had negative working capital of $959,217 and stockholders’ deficit of $699,931. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The officers and directors are committed to help in raising funds to fill any operating cash flow shortages during the next fiscal year until the organization can generate sufficient funds from operations to meet current operating expenses and overhead, although there are no guarantees that this commitment will be met

NOTE 4. SHORT TERM INVESTMENT

As of May 31, 2011, the Company had purchased a term deposit in the amount of $175,440 ($172,000 CDN), bearing interest rate of 5%, maturing on December 3,2011. As of May 31, 2011, the Company accrued $11,884 of interest income. No withdrawals allowed for first 90 days and 90 days early withdrawal notice needed. Early withdrawal interest rate - 1 ½%.

NOTE 5 RELATED PARTY TRANSACTIONS

Between March 1, 2011 and May 31, 2011 the Company borrowed $10,440. As of May 31, 2011, the outstanding balance of related party note payable is $43,262.

NOTE 6. STOCK ISSUANCE

On January 13, 2011 the Company issued 7,700,000 restricted common shares in settlement of consulting services in the amount of $154,000.

NOTE 7. SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the unaudited interim financial statements. During this period, the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Three months ended May 31, 2011 compared to May 31, 2010.

Professional, selling, general and administrative in 2011 was $18,040 and $7,418 in 2010. In 2011 we had $12,467 of developmental costs which are the quarterly portion of our 4 year licensing rights to a neutraceutical cream and no expense in 2010. We had no rental expense in 2011 ( we were using a temporary loaned facility to conduct business) and $3,172 in 2010. Our professional fees were $3,000 in 2011 and 2010. We had $2,467 of regulatory exp in 2011 and $1,222 in 2010.

We had net interest expense, on our loans, of $14,994 in 2011 and $12,457 in 2010.

As a result of the above, we had a net loss of $33,034 in 2011 and $19,865 in 2010.

Six months ended May 31, 2011 compared to May 31, 2010.

Professional, selling, general and administrative in 2011 was $193,613 and $133,290 in 2010. We had $154,000, $50,439 of extra, consulting exp in 2011. This was primarily due to additional consulting exp in 2011 in regard to our search for a higher level of financing as we have put our production facility in place and are working on our sales strategy. . In 2011 we had $24,934 of developmental costs which are the two quarterly portions of our 4 year licensing rights to a neutraceutical cream and no enpense in 2010. We had no rental expense in 2011 we (were using a temporary loaned facility to conduct business) and $7,998 in 2010. Regulatory fees were $8,534 in 2011 and $15,585 in 2010. Our 2011 and 2010 professional fees were , $6,000.

We had foreign exchange losses on our transactions of $14,829 in 2011 and losses of $2,087 in 2010. We had net interest expense, on our loans, of $28,131 in 2011 and $25,106 in 2010.

As a result of the above, we had a net loss of $236,573 in 2011 and $160,483 in 2010.

Liquidity and cash flow needs of the company

From December 1st, 2010 to May 31, 2011 the company used $26,768 for operating activities while recording no revenues. From June 1, 2011 to November 30, 2011, the fiscal year end, the company estimates that its net cash flow needs will be $190,000.

Item 4T. CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF THE COMPANY’S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

As of July 21,2011, the date of the report, our Principal Executive Officer and Chief Financial Officer (President )evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange act of 1934, as amended. Based upon that evaluation, the Principal Executive and Financial Officer concluded that, as of July 21,2011, the Company’s disclosure controls and procedures are effective.

Further, there was no change during the last quarter in the Company’s internal control over financial reporting that has materially affected or is likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 2: Sales of Unregistered securities

Date of	Title	Number	Consideration	Exemption from
Sale	of Security	Sold	Received	Registration Claimed

Jan 13, 2011	Common	7,700,000	$154,000
			for Consulting	Regulation S
expenses

Item 6 Reports on Form 8-K

Change in Principal Officers and Directors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL BIOTECH CORP.
(Registrant)

Dated July 21 2011	By:	/s/ Louis Greco
Louis Greco, President Principal Executive & Financial Officer

