Form 10-Q
period 2011-08-31
Global Biotech Corp.
filed 2011-10-20
CIK 1126162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-33271

GLOBAL BIOTECH CORP
(Exact name of registrant as specified in its charter)

DELEWARE	98-0229951
(State of Incorporation)	(I.R.S. Employer Identification No.)

2550 Bates rd Suite 212A
Montreal, Quebec	H3S 1A7
(Address of principal executive offices)	(Zip Code)

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

Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act).

No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 18, 2011, the aggregate market value of the issuer's common stock based on its reported price on the OTC Bulletin Board held by non-affiliates of the issuer was approximately $1,280,729.

As of October 18, 2011, the Registrant had 75,361,990 shares of Common Stock outstanding.

INDEX

PART I: FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Balance Sheets at August 31, 2011 (Unaudited) and November 30, 2010	1
Statements of Operations (Unaudited) for the Nine and Three months ended August 31, 2011and August 31, 2010 and from Inception (November 2, 1998) to August 31, 2011.	2
Statement of Cash Flows (Unaudited) for the Nine months ended August 31, 2011 and August31, 2010 and from Inception (November 2, 1998) to August 31, 2011.	3
Notes to the Financial Statements (Unaudited).	4

Item 2. Plan of Operations	6

Item 4T. Controls and Procedures	8

PART II: OTHER INFORMATION	9

Item b. Exhibits and Reports On Form	9

SIGNATURES	10

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS

	August 31,2011	November 30, 2010
	(Unaudited)
Current Assets
Cash	$-	$-
Prepaid expenses	157,916	195,312
Short term investments	189,517	176058
Total current assets	347,433	371,370

Property & Equipment (Net)	259,286	259,286

Total Assets	$606,719	$630,656

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank overdraft	$71	$32
Accounts payables and accrued liabilities	558,824	123,108
Notes Payable related party	43,262	27,387
Notes Payable	1,164,701	1,097,487

Total current liabilities	1,766,858	1,248,014

Stockholders' Equity

Preferred stock, $0.0001 par value authorized 80,000,000 shares 0 shares issued and outstanding August 31, 2011 and November 30, 2010	-	-
Common stock, $0.0001 par value authorized 260,000,000 shares: issued and outstanding 75,361,990 August 31, 2011 and 67,661,990 November 30,2010	7,536	6,766
Paid in capital	1,601,342	1,448,112
Deficit accumulated during the development stage	(2,769,017)	(2,072,236)

Total Stockholders' (Deficit) Equity	(1,160,139)	(617,358)
Total liabilities and Stockholders' Equity	$606,719	$630,656

See the accompanying notes to financial statements.

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months	Inception
	Ended	Ended	Ended	Ended	to
	August 31,2011	Augst 31,2010	August 31,2011	August 31,2010	August 31,2011

Revenues:	$-	$-	$-	$-	$944,811

Cost of Revenues:	-	-	-	-	603,063
	-	-	-	-	341,748
Operating Expenses:
Bad Debt Exp	-	-	-	-	120,844
Licensing rights	-	-	-	-	700,000
Depreciation Exp	-	-	-	-	73,274
Marketing	-	-	-	-	236,266
Professional Fees	3,000	3,000	9,000	9,000	206,295
Selling, general and administrative	442,484	15,908	630,097	143,198	1,205,174
Total Operating Expenses	445,484	18,908	639,097	152,198	2,541,853

(Loss) before other income (expense)	(445,484)	(18,908)	(639,097)	(152,198)	(2,200,105)

Other income (expense):
Other income	-	-	-	-	85,005
Foreign exchange gain (loss)	-	203	(14,829)	(1,884)	(47,538)
Interest income	2,193	2,059	6,579	5,439	125,955
Interest Expense	(16,917)	(14,832)	(49,434)	(43,318)	(423,714)
Gain on Sale of Investment	-	-	-	-	359,583
Impairment Loss	-	-	-	-	(676,975)
Write down - leashold improvements	-	-	-	-	(2,663)
Write down - Notes receivable	-	-	-	-	11,435

Total other income (Expense)	(14,724)	(12,570)	(57,684)	(39,763)	(568,912)

Net (Loss)	$(460,208)	$(31,478)	$(696,781)	$(191,961)	$(2,769,017)

Basic weighted avg. common shares outstanding	75,361,990	67,661,990	75,361,990	67,661,990

Basic and Diluted (Loss) per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

See the accompanying notes to financial statements.

(A DEVELOPMENT STAGE COMPANY)
Statement of Cash Flow s (Unaudited)

			From Inception
	Nine months ended		(November 2, 1998)
	August 31,2011	August 31,2010	to August 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(696,781)	$(191,961)	$(2,769,017)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	-	73,274
Common stock issued for services	154,000	101,649	369,024
Gain on sale of Investment			(359,583)
Impairment Loss	-	-	676,975
Write dow n of leasehold improvements	-	-	2,663
Write dow n of notes receivable	-	-	(11,435)
Accrued interest expense - note payable	49,434	43,318	314,226
Accrued interest income - note receivable	(6,579)	(5,439)	(120,429)
Changes in operating assets and liabilities
(Increase) Decrease - accounts receivable/prepaids	37,396		(157,916)
(Increase) Decrease in notes receivable	-	-	(461,899)
Increase (decrease) - accounts payable	435,716	20,748	558,824
Net Cash Provided by (used in) Operating Activities	(26,814)	(31,685)	(1,885,293)

Cash Flows from Investing Activities
Net sale (purchase of fixed assets	-	-	(60,937)
Purcase of short term investments	(6,880)	(40,991)	(175,440)
Proceeds from sale of investment shares	-	-	489,061
Net Cash Provided by (used in) Investing Activities	(6,880)	(40,991)	252,684

Cash Flows from Financing Activities
Bank Advances	39	-	71
Issue of Common stock	-	-	156,262
Payment of common stock subscription receivable	-	-	206,239
Proceeds from notes payable-related party	33,655	29,223	1,270,037
Net Cash provided by (used in) Financing Activities	33,694	29,223	1,632,609

Net Increase (Decrease) in Cash	-	(43,453)	-

Cash at Beginning of Period	-	44,019	-
Cash at End of Period	$-	$566	$-

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
AUGUST 31, 2011
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

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
AUGUST 31, 2011
(UNAUDITED)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported net loss of $460,208 and $696,781 for the three and nine months ended August 31, 2011 as well as reporting net losses of $2,769,017 from inception (November 2, 1998) to August 31, 2011. At August 31, 2011 the Company had negative working capital of $1,419,425 and stockholders’ deficit of $1,160139. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The officers and directors are committed to help in raising funds to fill any operating cash flow shortages during the next fiscal year until the organization can generate sufficient funds from operations to meet current operating expenses and overhead, although there are no guarantees that this commitment will be met

NOTE 4 -  SHORT TERM INVESTMENT

As of August 31, 2011, the Company had purchased a term deposit in the amount of $175,440 ($172,000 CDN), bearing interest rate of 5%, maturing on December 3, 2011. As of August 31, 2011, the Company accrued $14,077 of interest income. No withdrawals allowed for first 90 days and 90 days early withdrawal notice needed. Early withdrawal interest rate - 1 ½%.

NOTE 5 - RELATED PARTY TRANSACTIONS

Between June 1, 2011 and August 31, 2011 the Company had no borrowings. As of August 31, 2011, the outstanding balance of related party note payable is $43,262.

NOTE 6 -  STOCK ISSUANCE

On January 13, 2011 the Company issued 7,700,000 restricted common shares in settlement of consulting services in the amount of $154,000.

NOTE 7 - SUBSEQUENT EVENTS

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

The Company entered, on October 31, 2010, into an agreement to purchase the rights to a nutraceutical product, specifically a topical cream for women, for a period of 4 years. The total cost of said agreement was $199,467. The Company is currently in the midst of its product roll-out . The product is known by its trade name of Femtra and information on it is available on the Femtra website.

On February 28, 2011, Perry Choiniere was removed as an Officer and as a Director of the Company. The responsibilities of Mr. Choiniere are being undertaken by Mr. Greco, President, and Mr. Lamarre Vice-President, of Global Biotech. On August 18, 2011, Eric Sonigo was removed as an Officer of the Company. The responsibilities of Mr. Sonigo are being undertaken by Mr. Greco, President, and Mr. Lamarre Vice-President, of Global Biotech.

Three months ended August 31, 2011 compared to August 31, 2010.

Professional, selling, general and administrative in 2011 was $445,484 and $18,908 in 2010. In Aug 2011, we had administrative fees in the amount of $406,910 and automobile allowances of $22,032, as agreed to by a Director’s resolution. No sum was recognized for either category in 2010. In 2011 we had $12,467 of developmental costs which are the quarterly portion of our 4 year licensing rights to a neutraceutical cream and $8,648 in 2010.We had no rental expense in 2011 ( we were using a temporary loaned facility to conduct business) and $5,806 in 2010. Our professional fees were $3,000 in 2011 and 2010. We had $964 of regulatory exp in 2011 and $1,418 in 2010.

We had no foreign exchange on our transactions in 2011 and a gain of $203 in 2010. We had net interest expense, on our loans, of $14,724 in 2011 and $12,773 in 2010.

As a result of the above, we had a net loss of $460,208 in 2011 and $31,478 in 2010.

Nine months ended August 31, 2011 compared to August 31, 2010.

Professional, selling, general and administrative in 2011 was $639,097 and $152,198 in 2010. In Aug 2011, we had administrative fees in the amount of $406,910 and automobile allowances of $22,032, as agreed to by a Director’s resolution. No sum was recognized for either category in 2010. We had $154,000, $50,439 of extra, consulting exp in 2011. This was primarily due to additional consulting exp in 2011 in regard to our search for a higher level of financing as we have put our production facility in place and are working on our sales strategy. In 2011 we had $37,396 of developmental costs which are the three quarterly portions of our 4 year licensing rights to a neutraceutical cream and $8,648 in 2010. .We had no rental expense in 2011 we (were using a temporary loaned facility to conduct business) and $13,804 in 2010. Regulatory fees were $9,498 in 2011 and $17,003 in 2010. Our 2011 and 2010 professional fees were $9,000.

We had foreign exchange losses on our transactions of $14,829 in 2011 and losses of $1,884 in 2010. We had net interest expense, on our loans, of $42,855 in 2011 and $37,873 in 2010.

As a result of the above, we had a net loss of $696,781 in 2011 and $191,961 in 2010.

Liquidity and cash flow needs of the company

From December 1st, 2010 to August 31, 2011 the company used $26,814 for operating activities while recording no revenues. From September 1, 2011 to November 30, 2011, the fiscal year end, the company estimates that its net cash flow needs will be $200,000.

ITEM 4T.  CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF THE COMPANY’S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

As of October 19,2011, the date of the report, our Principal Executive Officer and Chief Financial Officer (President )evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange act of 1934, as amended.

Based upon that evaluation, the Principal Executive and Financial Officer concluded that, as of October 19, 2011, the Company’s disclosure controls and procedures are effective.

Further, there was no change during the last quarter in the Company’s internal control over financial reporting that has materially affected or is likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. SALES OF UNREGISTERED SECURITIES

Date of Sale Claimed	Title of Security	Number Sold	Consideration Received	Exemption from Registration
Jan 13,2011	Common	7,700,000	$154,000 for Consulting exp	Regulation S

ITEM 6. REPORTS ON FORM 8-K

Change in Principal Officers and Directors

(b) Exhibits:

Exhibit
Number	Exhibit Title

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL BIOTECH CORP. (Registrant)

Dated October 20, 2011	By: /s/ Louis Greco, President
Principal Executive & Financial Officer