Form 10-Q/A
period 2011-08-31
Global Biotech Corp.
filed 2011-11-21
CIK 1126162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

Commission File Number 000-33271

GLOBAL BIOTECH CORP
 (Exact name of registrant as specified in its charter)

DELEWARE	98-0229951
(State of Incorporation)	(I.R.S. Employer Identification No.)

2550 Bates rd Suite 212A Montreal, Quebec
(Address of principal executive offices)	(Zip Code)
H3S 1A7

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

Large Accelerated filer ☐	Non-Accelerated Filer ☐
Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). NO  X

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

INDEX

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets at August 31, 2011 (Unaudited)  and November 30, 2010
Statements of Operations (Unaudited) for the Nine and Three months ended August 31, 2011and August 31, 2010 and from Inception (November 2, 1998) to August 31, 2011.
Statement of Cash Flows (Unaudited) for the Nine months ended August 31, 2011 and August31, 2010 and from Inception (November 2, 1998) to August 31, 2011.
Notes to the Financial Statements  (Unaudited).

Item 2.  Plan of Operations

Item 4T.  Controls and Procedures

PART II:  OTHER INFORMATION

Item b.  Exhibits and Reports On Form

SIGNATURES

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS

	August 31,2011	30-Nov-10
	(Unaudited)
Current Assets
Cash	$-	$-
Prepaid expenses	157,916	195,312
Short term investments	189,517	176058
Total current assets	347,433	371,370

Property & Equipment (Net)	259,286	259,286

Total Assets	$606,719	$630,656

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank overdraft	$71	$32
Accounts payables and accrued liabilities	558,824	123,108
Notes Payable related party	43,262	27,387
Notes Payable	1,164,701	1,097,487

Total current liabilities	1,766,858	1,248,014

Stockholders' Equity

Preferred stock, $0.0001 par value authorized 80,000,000 shares 0 shares issued and outstanding August 31, 2011 and November 30, 2010	-	-
Common stock, $0.0001 par value authorized 260,000,000 shares: issued and outstanding 75,361,990 August 31, 2011 and 67,661,990 November 30,2010	7,536	6,766
Paid in capital	1,601,342	1,448,112
Deficit accumulated during the development stage	(2,769,017)	(2,072,236)

Total Stockholders' (Deficit) Equity	(1,160,139)	(617,358)
Total liabilities and Stockholders' Equity	$606,719	$630,656

See the accompanying notes to financial statements.

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended August 31,2011	Three Months Ended Augst 31,2010	Nine Months Ended August 31,2011	Nine Months Ended August 31,2010	Inception to August 31,2011

Revenues:	$-	$-	$-	$-	$944,811

Cost of Revenues:	-	-	-	-	603,063
	-	-	-	-	341,748
Operating Expenses:
Bad Debt Exp	-	-	-	-	120,844
Licensing rights	-	-	-	-	700,000
Depreciation Exp	-	-	-	-	73,274
Marketing	-	-	-	-	236,266
Professional Fees	3,000	3,000	9,000	9,000	206,295
Selling, general and administrative	442,484	15,908	630,097	143,198	1,205,174
Total Operating Expenses	445,484	18,908	639,097	152,198	2,541,853

(Loss) before other income (expense)	(445,484)	(18,908)	(639,097)	(152,198)	(2,200,105)

Other income (expense):
Other income	-	-	-	-	85,005
Foreign exchange gain (loss)	-	203	(14,829)	(1,884)	(47,538)
Interest income	2,193	2,059	6,579	5,439	125,955
Interest Expense	(16,917)	(14,832)	(49,434)	(43,318)	(423,714)
Gain on Sale of Investment	-	-	-	-	359,583
Impairment Loss	-	-	-	-	(676,975)
Write down - leashold improvements	-	-	-	-	(2,663)
Write down - Notes receivable	-	-	-	-	11,435

Total other income (Expense)	(14,724)	(12,570)	(57,684)	(39,763)	(568,912)

Net (Loss)	$(460,208)	$(31,478)	$(696,781)	$(191,961)	$(2,769,017)

Basic weighted avg. common shares outstanding	75,361,990	67,661,990	75,361,990	67,661,990

Basic and Diluted (Loss) per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

See the accompanying notes to financial statements.

GLOBALBIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
Statement of Cash Flows (Unaudited)

	Nine months ended		From Inception (November 2, 1998)
	August 31,2011	August 31,2010	to August 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(696,781)	$(191,961)	$(2,769,017)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	-	73,274
Common stock issued for services	154,000	101,649	369,024
Gain on sale of Investment			(359,583)
Impairment Loss	-	-	676,975
Write down of leasehold improvements	-	-	2,663
Write down of notes receivable	-	-	(11,435)
Accrued interest expense - note payable	49,434	43,318	314,226
Accrued interest income - note receivable	(6,579)	(5,439)	(120,429)
Changes in operating assets and liabilities
(Increase) Decrease - accounts receivable/prepaids	37,396		(157,916)
(Increase) Decrease in notes receivable	-	-	(461,899)
Increase (decrease) - accounts payable	435,716	20,748	558,824
Net Cash Provided by (used in) Operating Activities	(26,814)	(31,685)	(1,885,293)

Cash Flows from Investing Activities
Net sale (purchase of fixed assets	-	-	(60,937)
Purcase of short term investments	(6,880)	(40,991)	(175,440)
Proceeds from sale of investment shares	-	-	489,061
Net Cash Provided by (used in) Investing Activities	(6,880)	(40,991)	252,684

Cash Flows from Financing Activities
Bank Advances	39	-	71
Issue of Common stock	-	-	156,262
Payment of common stock subscription receivable	-	-	206,239
Proceeds from notes payable-related party	33,655	29,223	1,270,037
Net Cash provided by (used in) Financing Activities	33,694	29,223	1,632,609

Net Increase (Decrease) in Cash	-	(43,453)	-

Cash at Beginning of Period	-	44,019	-
Cash at End of Period	$-	$566	$-

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

GLOBAL BIOTECH CORP. (“GLOBAL”), formerly (SWORD COMP-SOFT CORP.) was organized on November 2, 1998. Its goal was to bring interactive healthcare information services utilizing the Internet to the consumer, the end user, to access what they, as individuals, need.

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

Three months ended August 31, 2011 compared to August 31, 2010.

Professional, selling, general and administrative in 2011 was $445,484 and $18,908 in 2010. In Aug 2011, we had administrative fees in the amount of $406,910 and automobile allowances of $22,032, as agreed to by a Director’s resolution. No sum was recognized for either category in 2010. In 2011 we had $12,467 of developmental costs which are the quarterly portion of our 4 year licensing rights to a neutraceutical cream and $8,648 in 2010.We had no rental expense in 2011 ( we were using a temporary loaned facility to conduct business)and $5,806 in 2010. Our professional fees were $3,000 in 2011 and 2010. We had $964 of regulatory exp in 2011 and $1,418 in 2010.

We had no foreign exchange on our transactions in 2011 and a gain of $203 in 2010. We had net interest expense, on our loans, of $14,724 in 2011 and $12,773 in 2010.

As a result of the above, we had a net loss of $460,208 in 2011 and $31,478 in 2010.

Nine months ended August 31, 2011 compared to August 31, 2010.

Professional, selling, general and administrative in 2011 was $639,097 and $152,198 in 2010. In Aug 2011, we had administrative fees in the amount of $406,910 and automobile allowances of $22,032, as agreed to by a Director’s resolution. No sum was recognized for either category in 2010. We had $154,000, $50,439 of extra, consulting exp in 2011. This was primarily due to additional consulting exp in 2011 in regard to our search for a higher level of financing as we have put our production facility in place and are working on our sales strategy. In 2011 we had $37,396 of developmental costs which are the three quarterly portions of our 4 year licensing rights to a neutraceutical cream and $8,648 in 2010. .We had no rental expense in 2011 we (were using a temporary loaned facility to conduct business)and $13,804 in 2010. Regulatory fees were $9,498 in 2011 and $17,003 in 2010. Our 2011 and 2010 professional fees were $9,000.

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

Part II other information

Item 2: Sales of Unregistered securities

Date of	Title	Number	Consideration	Exemption from
Sale	of Security	Sold	Received	Registration Claimed

Jan 13,2011	Common	7,700,000	$154,000 for
			Consulting exp	Regulation S

Item 6 Reports on Form 8-K

Change in Principal Officers and Directors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
GLOBAL BIOTECH CORP. (Registrant)

Dated October 19, 2011	By:	/s/ Louis Greco, President
Principal Executive & Financial Officer