Form 10-K
period 2011-11-30
Global Biotech Corp.
filed 2013-08-14
CIK 1126162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2011

Commission File Number 000-33271

GLOBAL BIOTECH CORP.

Delaware 98-022951

(State or Other Jurisdiction of (I.R.S. Employer

Incorporation or Organization) Identification No.)

2711 Centreville Rd Suite 400

Wilmington, Delaware 19808

(ADDRESS OF principal Executive Offices)

Issuer's telephone number: (302) 288-0658

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common stock, par value $0.0001 per share Preferred stock, par value $0.0001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act) Yes [ ] No [x]

Check if there is no disclosure of delinquent filers, in response to Item 405 of Regulation S-B, is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information, statements incorporated by reference in Part 3 of this Form 10-K or any amendment to this Form 10-K.

Issuer's revenues for its most recent fiscal year: $0

Table of Contents	-1-

As of August 2, 2013, the aggregate market value of the issuer's common stock based on its reported price on the OTC Bulletin Board held by non-affiliates of the issuer was approximately $114,903.

At August 2, 2013, 82,073,890 shares of issuer's common stock were outstanding.

Table of Contents	-2-

 GLOBAL BIOTECH CORP.

FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

SECTION

PART 1

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART 2

Item 5	Market for Registrant's Common Equity and Related Stockholders’ Matters
Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operation
Item 7.	Financial Statements and Supplementary Data
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9a	Controls and Procedures

PART 3

Item 9b	Directors and Executive Officers of the Registrant
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management
Item 12.	Certain Relationship and Related Transactions

PART 4

Item 13.	Exhibits, Financial Statement Schedule and Reports on Form 8-K
Item 14.	Principal Accountant Fees and Services

Table of Contents	-3-

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

Table of Contents	-4-

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

Brand	Parts Per Million of Oxygen	Oxygen Retentive Ability Upon Opening of a Bottle 600 ml

Penta Waters	Up to 70	Not listed

Life O2	Up to 120	Less than 36 hours

O2 Canada	Up to 40	Not listed

Athletic Super Water	Up to 50	Not listed

Avani Extra Oxygen	Up to 50	Maximum up to 2 hours

Neva Sport	Up to 50	Within 24 hours

OxyL'eau	15	Not listed

Table of Contents	-5-

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

Currently, our oxygenated bottled water will be produced for us by Saint Ellie’s bottling plant in Quebec,Canada. Their production and bottling capacity is more than adequate to fill our estimated annual sales of oxygenated water.

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

Table of Contents	-6-

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

Medical benefits, of elevated oxygen levels, include:

Treatment of:

-	Infectious Diseases
-	Chronic wounds
-	Anemia/blood loss
-	Post operative wound care
-	Spinal cord injury
-	Cerebral Damage
-	Burn Victims

Improvements in:

-	Cognitive performance
-	Lowering blood pressure
-	Depression
-	Sleep Disorders
-	Chronic joint and muscular pain
-	Chronic Fatigue
-	Respiratory and Heart problems
-	Stimulation of metabolism

Table of Contents	-7-

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

November 2000 - Test done In-House by Dr. Rene Morel of Hospital-Maisoneuve Rosemont.

Variation of PO2 levels in MMHG in relation to time, humans

Table of Contents	-8-

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

Table of Contents	-9-

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

The Company entered, on October 31, 2010, into an agreement to purchase the rights to a neutraceutical product, specifically a topical cream for women, for a period of 4 years. The total cost of said agreement was $199,467. The Company is working on a product roll-out, but is unsure of the date.

Business Objectives and Milestones

The Company’s short-term and medium-term objectives are as follows:

•	To attach our oxygenation unit in Quebec to the bottling line of a recognized North American bottler. This has been done in 2010.
•	To create a revenue stream through sales from strategic merchandising relationships and highly targeted markets - to this end, the Company is working on forming business relationships with pharmacy chains to place its nutraceutical beverage products in the next 6 to 12 months;
•	To strengthen its investor relations program, to increase shareholder value and increase public investors’ interest in the Company; and
•	To complete development of additional oxygenated and non-oxygenated drinks with nutraceutical values, which can be added to the Company’s product offering, distributed by others, or licensed to others.

Table of Contents	-10-

The Company’s long-term objectives are:

•	To position Aquaboost™ as a top quality oxygenated water in the specialty waters market - Aquaboost™’s oxygenation level (up to 100 ppm and greater), the ability of our bottled water to retain this level of oxygenation, even over lengthy periods of time, and the purity of our product, we believe, should give Aquaboost™ the ability to become a staple in this specialty waters niche;
•	To reach our 4 years sales objective - We have set a conservative sales objective of 4-6% of the European and American markets, or US$12.5 million to US$20 million of annual revenues by 2017 The fact that Aquaboost™ was seen by hundreds of distributors at the SIAL in Montreal, Canada in 2001, gives management confidence that Global has a market with the potential to meet these sales objectives; and
•	To enter other complimentary beverage fields - The Company has held discussions with several large beverage companies about oxygenating fruit juices. Should these discussions prove successful, the Company would have another major revenue generating area. The Company may also partner with other beverage distributors or lease its technology for royalties in those regions and for those products where it will not negatively impact potential Aquaboost™ sales. We are also conducting research and development on a potential new product that we currently refer to as “Aquaboost-VitA: Orange Antioxidant”.

EMPLOYEES

There are no signed contracts with any employees. At the current time the following officers are its only employees:

Leonard Stella-CEO-Director

Hired in July of 2013, to bring his strategic vision of the future to Global and to jumpstart its revenue stream. Will be devoting his full –time efforts to to the Company and is a resident of Montreal.

Louis Greco - President-Director

Responsible for overall operational co-ordination, implantation of its business direction and the marketing effort required to bring this to fruition. He will also help to coordinate the day to day operations once sales and production are in place. At present, he devotes 2 days per week to the Company and is a resident of Montreal.

Yehuda Kops-CFO-Director

Hired in July of 2013, to bring his expertise in SEC filings and overall financial and fiscal acumen to the Company. Currently devotes all the time necessary to bring the financial and regulatory filings to a current status and is a Montreal resident

Table of Contents	-11-

 Gilles Lamarre- Vice President-Director

Responsible for assisting the President with general oversight of the Company, its operations and shareholder communications. Currently, he devotes the time necessary to the Company and is a Montreal resident.

Although the aforementioned four officers did not work full time for GLOBAL; each one devoted an adequate amount of time to accomplish his role in the corporate structure. Whenever it is necessary, each of these officers puts in work time over and above their regularly scheduled workday. Once sales and production are in place they will devote more time to the Company.

ITEM 2

DESCRIPTION OF PROPERTIES

Our head office is located at 2711 Centerville Rd Suite 400 in Wilmington, Delaware, We do not have a physical office in Canada.

ITEM 3

LEGAL PROCEEDINGS

We are not involved in any material legal proceedings.

ITEM 4

ITEMS SUBMITTED TO A VOTE OF SECURITY HOLDERS

None

Table of Contents	-12-

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

Common stock	High	Low

2010
First Quarter	$0.30	$0.07
Second Quarter	0.39	0.03
Third Quarter	0.1	0.02
Fourth Quarter	0.05	0.02

2011
First Quarter	0.06	0.01
Second Quarter	0.03	0.01
Third Quarter	0.02	0.01
Fourth Quarter	0.01	0.01

2012
First Quarter	0.01	0.01
Second Quarter	0.01	0.01
Third Quarter	0.01	0.01
Fourth Quarter	0.01	0.01

2013
First Quarter	0.01	0.01
Second Quarter	0.01	0.01

Of the 82,073,890 shares of common stock outstanding, 9,308,400 shares are currently subject to the resale restrictions and limitations of Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate, or persons whose shares are aggregated with affiliates, who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed 1% of the total number of outstanding shares of the same class. In the event the shares are sold on an exchange or are reported on the automated quotation system of a registered securities association, you could sell during any three-month period the greater of such 1% amount or the average weekly trading volume as reported for the four calendar weeks preceding the date on which notice of your sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us.

A person who has not been an affiliate for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

(b) Holders

As of August 2, 2013, there were over 300 holders of the Company's common stock.

Table of Contents	-13-

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

(d) Recent Sales of Unregistered Securities.

Common Stock

(a) Common or Preferred Stock

The Company is authorized to issue 260,000,000 shares of Common Stock, $0.0001 par value, of which 82,073,890 shares were issued and outstanding as of the date hereof. Each outstanding share of Common Stock is entitled to one (1) vote, either in person or by proxy, on all matters that may be voted upon the owners thereof at meetings of the stockholders.

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

(c) Other securities to be registered

None

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

Table of Contents	-14-

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

We have set a conservative sales objective of 4-6% of the European and American markets, or $12.5 million U.S. to $20 million U.S., by the year 2017, our envisioned fourth year of production. The fact that AquaBoost(TM) was seen by hundreds of distributors at the SIAL in Montreal, Canada in 2001 and that there is already a market in Mexico for the product, gives us confidence in our abilities to reach our sales objectives. However, no assurances can be given that the Company will meet these goals.

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

As of November 2010, we had attached our oxygenation unit to the St Ellie water facility,an established water bottler in Quebec, Canada. We expect to be in production by the end of fiscal 2013.

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

Table of Contents	-15-

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

The Company entered, on October 31, 2010, into an agreement to purchase the rights to a neutraceutical product, specifically a topical cream for women, for a period of 4 years. The total cost of said agreement was $199,467. The Company is working on a product roll-out but is unsure when it will be.

On February 1, 2012 Mr. Eric Sonigo was removed as the VP of Production.

On July 3, 2013 Mr. Leonard Stella joined the Company as its CEO and a Director.

On July 3, 2013 Mr. Yehuda Kops joined the Company as its CFO and a Director.

Table of Contents	-16-

Year ended November 30, 2011 compared to November 30, 2010

In 2011 we had $17,000 of professional fees and $17,000 in 2010. We had $940,779 of SG&A expenses in 2011 and $151,417 in 2010. This was made up of a salaries accrual of $615,000 in 2011 over none in 2010 in recognition of time and effort put in maintaining the corporate entity and working on implementing growth and monetary strategies, as well as automobile allowances of $43,200 vs $8,500 in 2010. We had $32,000 of extra developmental costs in 2011 vs 2010 and $110,000 in extra consulting fees in 2011 over 2010, in our effort to fund and strategize the production of our oxygenated waters.We had no rental expenses in 2011 and $13,800 in 2010 due to a change in premises.

We had net interest expense, on our outstanding notes, of $57,288 in 2011 and $50,822 in 2010.Higher borrowing costs were due to extra expenditures for the above expenses. We had an Fx gain of $3,817 in 2011 and a loss of $10,300 in 2010.

We had an impairment write-down of $345,000 in 2010 vs a write-down of $86,428 in 2011.

As a result of the foregoing we had a loss of $1,097,678 in 2011 and a loss of $575,562 in 2010.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2011 the company had negative working capital of $1,666,775. We had cash needs for the fiscal year ending November 30, 2012 $100,000. Management did not generate revenue through sales during the fiscal year. The officers and directors of the company have indicated their commitment to help in finding funds to aid in the operations of the organization during the next fiscal year, until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead.

Table of Contents	-17-

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

Table of Contents	-18-

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

We have assessed the effectiveness of our internal control over financial reporting as of November 30, 2011.  In making this assessment, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, we believe that as of November 30, 2011, our internal control over financial reporting is effective.

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

Table of Contents	-19-

ITEM 9B

Director and Executive Officers

a) Directors and Executive Officers

Name	Age	Title

Leonard Stella	51	Chief Executive Officer-Director
Louis Greco	57	President-Director
Yehuda Kops	58	Chief Financial Officer-Director
Gilles Lamarre	64	Vice President-Director

Leonard Stella-CEO and Director

Mr. Stella has a Bachelor of Arts from McGill University, and received his Graduate Diploma in Administration from Concordia University in 1986. In 1987 Mr. Stella founded and operated a residential and commercial property developer, Dominion Certified Development. In 1991, he founded Trans-Immobilia, a residential property company.In 1997 he became the principal founding partner and Chief Executive Officer of Millenia Hope Inc, which he ran until 2010. In 2010 he became involved with Global as its head of development and strategic planning and in July 2013 its CEO and a Director.

Louis Greco – President and Director

Louis Greco, age 57, received his B. Comm. from McGill University in Montreal, Canada in 1974. Mr. Greco has been involved with a variety of consumer oriented industries in his 30 years in business. He worked in financial industry as a branch manager of the National Bank from 1975-1980. During the next decade until 1990, Mr. Greco was the manager of a chain of video outlets, and involved with sales. From 1990 to 1995, he co-owned a retail food establishment. Between 1996 and present he has worked as a sales consultant to the national divisions of multinational office technology corporations, Minolta (Canada) and Panasonic Canada. Mr. Greco’s management, sales and financial skills will greatly aid Global Biotech. His experience in sales will help the Company to strategically position its products and technical expertise in the desired marketplaces. As President and CEO of the Company, Mr. Greco is responsible for the general oversight of the Company, its operations and its communications with its shareholders. Mr. Greco currently devotes part of his time working for the Company, but will be working full-time as an employee once Global commences sales of its product.

Table of Contents	-20-

Yehuda Kops-CFO and Director

Bachelor of Commerce (distinction) - McGill University (1974), Diploma in Management McGill (1976). In 1976 he received his Chartered Accountancy degree from the Order of Chartered Accountants of Canada. From 1978 until 1999, Mr. Kops practiced in public accounting, running his own firm specializing in accounting and finance, for small and medium sized enterprises. In 1999 he joined Millenia as their chief internal accountant and became Chief Operating Officer, until 2010. In 2010 he became the comptroller and main financial resource of Global Biotech. In July 2013 he became its CFO and a Director.

Gilles Lamarre – Vice President and Director

Mr. Lamarre, age 64, began his career as a Box Office Manager at Expo 67 (Garden of Stars). In 1969 he joined the National Arts Centre where in 1975 he developed the first computerized subscription/season ticketing system in North America. In 1984, he made the transition to the private sector by co-founding Uniticket to service the Ottawa/Hull Region. Uniticket processed over 1.5 million tickets each year and was sold to Ticketmaster Canada Inc. in 1988. He also co-founded and developed Ticketnet Corporation in 1984, a major new national network for ticketing and shared-resource box office management, which was subsequently sold to AMR in 1986. Mr. Lamarre has acted as a consultant/advisor to a number of Canadian corporations in the development and implementation of leading edge technology and business development. More recently, he fulfilled several executive functions with Comnetix, a leading provider of technology to law enforcement agencies. He then became a Board member and a member of their Audit and Compensation committees and resigned in early 2006 to concentrate his efforts on developing a new venture related to weight loss programs and products. He is currently the President and CEO of Wykanta International Ltd., a company engaged in the production and sale of nutraceutical products. As Vice President of the Company, Mr. Lamarre will be responsible for assisting the President with the general oversight of the Company, its operations and its communications with its shareholders. He will devote all of his time as an employee working for the Company as Vice President and a director.

b) Significant Employees

None

c) Family Relationships

There are no family relationships among directors or executive officers of the company.

d) Involvement in certain legal proceedings

None

Table of Contents	-21-

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

Code of Ethics

Effective March 3, 2003, the Securities & Exchange Commission requires registrants like the Company to either adopt a code of ethics that applies to the Company's Chief Executive Officer and Chief Financial Officer or explain why the Company has not adopted such a code of ethics for purposes of item 406 of Regulations S-K, the term "code of ethics" means written standards that are reasonably designed to deter wrong doing and to promote:

-	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships:
-	Full, flair, accurate, timely and understandable disclosure in reports and documents that the company files with, or submits to, the Securities & Exchange Commission and in other public communications made by the Company;
Table of Contents	-22-

-	Compliance with applicable governmental law, rules and regulations;
-	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
-	Accountability for adherence to the code.

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

ITEM 10 EXECUTIVE COMPENSATION

(a) General

The following current or past Officers or Directors received compensation during fiscal 2009, 2010 or 2011.

2009-none

2010-none

2011-Leonard Stella-Accrued salary only- $307,500-CEO as of July 2013

2011-Yehuda Kops-Accrued salary only- $307,500- CFO as of July 2013

(b) Options/SAR Grants table

None

(c) Long Term Incentive Plan Award Table

None

(d) Compensation of Directors

Directors do not receive any compensation for services as members of the Board of Directors

(e) Employment Contracts and Termination of Employment and Change-in-Control

The company has no employment contracts with any of its executive officers. As indicated above, certain officers received compensation.

(f) Report on Repricing of options/SAR

None

Table of Contents	-23-

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

The following table sets forth, as of August 2, 2013, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for

•	Each person known by us to own beneficially more than five (5%)percent of our outstanding common stock,
•	Each of our officers and directors and
•	All of our officers and directors as a group.

Name	Number Of Shares Owned Beneficially	% of Total

Jomuc Holdings	4,608,390	5.61%
1623 Buttonwood Bay
Belize City, Belize
(Represented by J. Muccari)

First Asian Investments	5,000,000	6.09%
1849 Maple Groves
Ottawa, Ontario K2S 1B9
(Represented by N. Delbello )

Louis Greco	25,000	0.03%
2711 Centerville Rd Suite 400
Wilmington, De 19808
President-Global Biotech

Leonard Stella	2,411,724	2.94%
2711 Centerville Rd Suite 400
Wilmington, DE 19808
CEO

All Directors and Officers	2,436,724	2.97%

Item 12. Certain Relationships and Related Transactions.

None

Table of Contents	-24-

Item 13. Financial Statements and Exhibits.

(a)   List of Financial statements filed herewith

GLOBAL BIOTECH CORP.

(A company in the development stage)

Report of Independent Registered Accounting Firm

Balance Sheets November 30, 2011 and 2010

Statement of Operations Year ended November 30, 2011, November 30, 2010 and from inception to November 30, 2011

Statement of Shareholders' Equity From inception to November 30, 2011

Statement of Cash flows years ended November 30, 2011 and November 30, 2010 and from inception to November 30, 2011

Summary of Significant Accounting Policies year ended November 30, 2011

Notes to the Financial Statements year ended November 30, 2011

Table of Contents	-25-

(b) List of Exhibits.

Reports on Form 8-K

Material Agreement

Appointment, resignation of officers/directors

Item 14. Principal Accountant Fees and Service

Audit Fees

For the fiscal year ended November 30, 2011, the aggregate fees billed for professional services rendered by Chang G. Park, CPA ("independent auditors") for the audit of the Company's annual financial statements totaled approximately $17,000.

Financial Information Systems Design and Implementation Fees

For the fiscal year ended November 30, 2011 there were $-0- in fees billed for professional services by the Company's independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

For the fiscal year ended November 30, 2011 there was $0 in fees billed for other service.

Sarbane Oxley Declarations

SIGNATURES

In accordance with the requirement of the Securities Exchange Act, this Annual Report or Amendment was signed by the following persons in the capacities and on the dates stated:

GLOBAL BIOTECH CORP.

Date: August 14, 2013	/s/ Leonard Stella
Leonard Stella, CEO, Director

Table of Contents	-26-

PLS CPA, A Professional Corp. t 4725 MERCURY STREET SUITE 210 t SAN DIEGO t CALIFORNIA 92111 t t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480 t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Global Biotech Corp.

We have audited the accompanying balance sheets of Global Biotech Corp. (the “Company”) as of November 30, 2011 and 2010 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended and for the period from November 2, 1998 (inception) through November 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Biotech Corp. as of November 30, 2011 and 2010, and the result of its operations and its cash flows for the years then ended and for the period from November 2, 1998 (inception) through November 30, 2011 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

_________________________

PLS CPA, A Professional Corp.

August 14, 2013

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

Table of Contents	-27-

GLOBAL BIOTECH CORP.

(A Development Stage Company)

Balance Sheets

	As of November 30, 2011	As of November 30, 2010

ASSETS
CURRENT ASSETS
Cash	$9	$—
Prepaid Expenses	145,449	195,312
Short Term Investments	183,003	176,058
Total Current Assets	328,461	371,370

Property & Equipment (net)	172,858	259,286
TOTAL ASSETS	$501,319	$630,656

CURRENT LIABILITIES
Bank overdraft	$—	$32
Accounts payable	792,901	123,108
Notes payable - (related party)	44,381	27,387
Notes Payable	1,157,954	1,097,487
Total Current Liabilities	1,995,236	1,248,014

STOCKHOLDERS' EQUITY
Preferred Stock $0.0001 par value, Authorized 80,000,000 shares 0 shares issued and outstanding as of November 30, 2011 and November 30, 2010	—	—
Common stock $0.0001 par value, 260,000,000 Shares authorized: 82,073,890 shares issued and outstanding as of November 30, 2011 and 67,661,190 as of November 30, 2010	8,207	6,766
Paid-in capital	1,667,790	1,448,112
Deficit accumulated during the development stage	-3,169,914	-2,072,236
Total Stockholders' EQUITY	-1,493,917	-617,358
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$501,319	$630,656

See Notes to the Financial Statements

Table of Contents	-28-

 GLOBAL BIOTECH CORP.

(A Development Stage Company)

Statements of Operations

	Year Ended November 30, 2011	Year Ended November 30, 2010	November 2, 1998 (Inception) Through November 30, 2011
REVENUES	$—	$—	944,811
Costs of revenues	—	—	(603,063)
GROSS PROFIT	—	—	341,748
OPERATING COSTS
Bad debt expense	—	—	120,844
Licensing rights	—	—	700,000
Depreciation expense	—	—	73,274
Marketing expense	—	—	236,266
Professional fees	17,000	17,000	214,295
Selling, general and administrative expense	940,779	151,417	1,515,856
Total Operating Costs	957,779	168,417	2,860,535
OPERATING (LOSS)	(957,779)	(168,417)	(2,518,787)
OTHER INCOME & (EXPENSES)
Foreign translation gain (Loss)	3,817	(10,609)	(28,892)
Interest income	8,665	7,498	128,041
Other income	—	—	85,005
Interest expense	(65,953)	(58,320)	(440,233)
Write-down of leasehold improvements	—	—	(2,663)
Write-up of notes receivable, related parties	—	—	11,435
Impairment Loss	(86,428)	(345,714)	(763,403)
Gain on sale of investment	—	—	359,583
Total Other Income & (Expenses)	(139,899)	(407,145)	(651,127)
NET INCOME (LOSS)	(1,097,678)	(575,562)	(3,169,914)
BASIC EARNINGS (LOSS) PER SHARE	(0.01)	(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	75,075,686	67,661,190

See Notes to the Financial Statements

Table of Contents	-29-

GLOBAL BIOTECH CORP.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From November 2, 1998 (inception) through November 30, 2011
					(Deficit)
			Additional	Stock	Accumulated
	Common	Common	Paid-in	Subscription	During the	Total
	Shares	Stock	Capital	Receivable	Development
					Stage

Balance, November 30, 1998	0	$—	$—	$—	$—	$—
Stock issued on April 30, 2000 for cash	10,400,000	1,040	258,961	(103,739)		156,262
Stock issued on April 30, 2000 for settlement of equipment purchase	600,000	60	14,940			15,000
Stock issued May 29, 2000 in exchange for 5,000,000 shares of Millenia Hope, Inc.	35,700,000	3,570	125,908			129,478
May 31, 2000 - collection on subscription				20,408		20,408
June 30, 2000 - collection on subscription				83,331		83,331
Net loss for November 2, 1998 (inception) to November 30, 2000					(69,231)	(69,231)
Balance, November 30, 2000	46,700,000	4,670	399,809	—	(69,231)	335,248
Stock issued on September 15, 2001 for cash	30,000	3	119,997	(120,000)		—
Stock issued on November 21, 2001 for cash	380,000	38	189,962	(190,000)		—
Net loss for the year ended November 30, 2001					(1,679)	(1,679)
Balance, November 30, 2001	47,110,000	4,711	709,768	(310,000)	(70,910)	333,569
Stock issued December 5, 2001 in exchange for payment of consulting fees	82,500	8	16,492			16,500
Stock issued May 13, 2002 in exchange for professional fees	205,200	21	51,354			51,375
September 4, 2005 - collection on subscription			(112,500)	112,500		—
Stock issued October 14, 2002 in exchange for payment on consulting fees	10,000	1	1,999			2,000
November 10, 2002 - collection on subscription			(95,000)	95,000		—
Net loss for the year ended
November 30, 2002					(141,693)	(141,693)

Table of Contents	-30-

GLOBAL BIOTECH CORP.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

From November 2, 1998 (inception) through November 30, 2011

(continued)

					(Deficit)
			Additional	Stock	Accumulated
	Common	Common	Paid-in	Subscription	During the	Total
	Shares	Stock	Capital	Receivable	Development
Balance, November 30, 2002	47,407,700	4,741	572,113	(102,500)	(212,603)	261,751
Rounding	300					—
Stock issued December 1, 2002 in exchange for marketing expense	250,000	25	24,975			25,000
February 28, 2003 - collection on subscription				23,750		23,750
May 31, 2003 - collection on subscription				23,750		23,750
August 31, 2003 - collection on subscription				23,750		23,750
Stock issued October 20, 2003 in exchange for marketing expense	350,000	35	17,465			17,500
Stock issued October 20, 2003 in exchange for notes payable	257,500	26	12,849			12,875
November 30, 2003 - collection on subscription				31,250		31,250
Net loss for the year ended November 30, 2003					(715,903)	(715,903)
Balance, November 30, 2003	48,265,500	4,827	627,402	—	(928,506)	(296,277)
Net loss for the year ended November 30, 2004	—	—	—	—	(12,963)	(12,963)
Balance, November 30, 2004	48,265,500	4,827	627,402	—	(941,469)	(309,240)
Net income for the year ended November 30, 2005	—	—	—	—	142,417	142,417
Balance, November 30, 2005	48,265,500	$4,827	$627,402	$—	$(799,052)	$(166,823)
Stock issued March 1, 2006 In exchange for services	1,000,000	100	900	—	—	1,000
Net (loss) for the year ended November 30, 2006	—	—	—	—	(47,203)	(47,203)
Balance, November 30, 2006	49,265,500	$4,927	$628,302	$—	$(846,255)	$(213,026)

Table of Contents	-31-

GLOBAL BIOTECH CORP.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

From November 2, 1998 (inception) through November 30, 2011

(continued)

					(Deficit)
			Additional	Stock	Accumulated
	Common	Common	Paid-in	Subscription	During the	Total
	Shares	Stock	Capital	Receivable	Development

Stock issued August 15, 2007 In exchange of Property & Equipment & Goodwill	18,000,000	1,800	718,200	—	—	720,000
Net (loss) for the year ended November 30, 2007	—	—	—	—	(376,336)	(376,336)
Balance, November 30, 2007	67,265,500	$6,727	$1,346,502	$—	$(1,222,591)	$130,638
Net (loss) for the year ended November 30, 2008	—	—	—	—	(63,371)	(63,371)
Balance, November 30, 2008	67,265,500	$6,727	$1,346,502	$—	$(1,285,962)	$67,267
Net (loss) for the year ended November 30, 2009					(210,712)	(210,712)
Balance, November 30, 2009	67,265,500	$6,727	$1,346,502	$-	$(1,496,674)	$(143,445)
Stock issued for services Dec. 18, 2009	333,000	$33	$83,300	$-	-	$83,333
Stock issued for services Feb. 18, 2010	63,490	$6	$18,310	$-	-	$18,316
Net (loss) for the year ended November 30, 2010					(575,562)	(575,562)
Balance, November 30, 2010	67,661,990	$6,766	$1,448,112	$-	$(2,072,236)	$(617,358)
Stock issued for services, Jan 13, 2011	7,700,000	$770	$153,230	$-	-	$154,000
Stock issued for services, Oct 20, 2011	2,103,510	$210	$20,825	$-	-	$21,035
Stock issued for services, Nov 1, 2011	4,608,390	$461	$45,623	$-	-	$46,084
Net (loss) for the year ended November 30, 2011					$(1,097,678)	$(1,097,678)
Balance, November 30, 2011	82,073,890	$8,207	$1,667,790	$-	$(3,169,914)	$(1,493,917)

 See Notes to the Financial Statements

Table of Contents	-32-

GLOBAL BIOTECH CORP.
(A Development Stage Company)
Statements of Cash Flows
	Year Ended	Year Ended	November 2, 1998
	November 30,	November 30,	(inception) through
	2011	2010	November 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,097,678)	$(575,562)	$(3,169,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense		—	73,274
Common stock issued for services	221,119	101,649	436,143
Gain on sale of Investment		—	(359,583)
Impairment Loss	86,428	345,714	763,403
Write-down of leasehold improvements		—	2,663
Write-down of notes receivable		—	(11,435)
Accrued interest expense - note payable	65,953	58,320	330,745
Accrued interest income - notes receivable	(8,665)	(7,498)	(122,515)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable & prepaids	49,863	(195,312)	(145,449)
(Increase) decrease in notes receivable	1720		(460,179)
Increase (decrease) in accounts payable	669,793	25,092	792,901
Net Cash Provided by (Used in) Operating Activities	(11,467)	(247,597)	(1,869,946)

CASH FLOWS FROM INVESTING ACTIVITIES
Net sale (purchase) of fixed assets	—	—	(60,937)
Purchase of short term investments	—	(46,151)	(168,560)
Proceeds from sale of investment shares	—	—	489,061
Net Cash Provided by (Used in) Investing Activities	—	(46,151)	259,564

CASH FLOWS FROM FINANCING ACTIVITIES
Bank Advances	(32)	32	—
Issuance of common stock	—	—	156,262
Payment of common stock subscription receivable	—	—	206,239
Proceeds from notes payable	11,508	249,697	1,247,890
Net Cash Provided by (Used in) Financing Activities	11,476	249,729	1,610,391

Net Increase (Decrease) in Cash	9	(44,019)	9
Cash at Beginning of Year	—	44,019	—
Cash at End of Year	$9	$—	$9

Supplemental Cash Flow Disclosures:
Cash paid during period for interest	$—	$—
Cash paid during period for taxes	$—	$—

Non-Cash flows activities
Shares issued for Property & Equipment	—	—	$605,000
Shares issued for Goodwill	—	—	115,000
Note receivable -related party offset with Note payable	—	—	181,878
Note receivable exchanged for Goodwill	—	—	216,261
	—	—	$1,118,139

See Notes to the Financial Statements

Table of Contents	-33-

GLOBAL BIOTECH CORP.

(A Development Stage Company)

Notes to the Financial Statements

As of November 30, 2011

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

Table of Contents	-34-

GLOBAL BIOTECH CORP.

(A Development Stage Company)

Notes to the Financial Statements

As of November 30, 2011

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

Table of Contents	-35-

GLOBAL BIOTECH CORP.

(A Development Stage Company)

Notes to the Financial Statements

As of November 30, 2011

f. Property & Equipment

Property is stated at cost. Additions, renovations, and improvements are capitalized. Maintenance and repairs, which do not extend asset lives, are expensed as incurred.

g. Depreciation

Depreciation is provided on a straight-line basis over the estimated useful lives, 5 years for tenant improvements, and 5 - 7 years for equipment.

h. Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted cash flows, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of such assets..

i. Revenue Recognition and Deferred Revenue

The Company's revenues recognized from inception to November 30, 2011 were software consultation. Revenue, in respect of all services described, is recognized on completion of services, when collectability is reasonably assured.

j. Foreign Currency Exchange

We record our transactions in US dollars.

Foreign currency accounts have been translated as follows:

·	Monetary items - at exchange rates in effect at the balance sheet date
·	Non-monetary item - at exchange rates in effect of the dates of transactions
·	Revenue and expenses - at average exchange rate prevailing during the year.

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

Table of Contents	-36-

GLOBAL BIOTECH CORP.

(A Development Stage Company)

Notes to the Financial Statements

As of November 30, 2011

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

m. Convertible Debt

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

Table of Contents	-37-

GLOBAL BIOTECH CORP.

(A Development Stage Company)

Notes to the Financial Statements

As of November 30, 2011

n. RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $1,097,678 for the year ended November 30, 2011 and a net loss of $3,169,914 during the period from November 2, 1998 (inception) through November 30, 2011. At November 30, 2011 the Company had negative working capital of $1,666,775 and stockholders’ deficit of $1,493,917. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The officers and directors are committed to help in raising funds to fill any operating cash flow shortages during the next fiscal year until the organization can generate sufficient funds from operations to meet current operating expenses and overhead, although there are no guarantees that this commitment will be met.

NOTE 4. SHORT TERM INVESTMENTS

On November 6, 2011, the Company purchased a term deposit in the amount of $183,003 USD, bearing interest rate of 5%, maturing on November 6, 2012. As at November 30, 2011, the Company accrued $8,665 USD of interest income. No withdrawals allowed for first 90 days and 90 days early withdrawal notice needed. Early withdrawal interest rate - 1 ½%.

NOTE 5. PROPERTY & EQUIPMENT

On August 15, 2007 the Company acquired Oxygenation Equipment with a cost of $605,000 in exchange for common shares (see Note 8 & 10).

	30-Nov-11	30-Nov-10
Oxygenation equipment	$605,000	$605,000
Less: Impairment Loss	432,142	345,714
Net Property and Equipment	$172,858	$259,286

The Oxygenation Unit will be utilized, approximately Oct/Nov 2013. The Company will then start depreciating it over its estimated useful life of 7 years on the straight line.

Table of Contents	-38-

GLOBAL BIOTECH CORP.

(A Development Stage Company)

Notes to the Financial Statements

As of November 30, 2011

NOTE 6. BASIC & DILUTED INCOME / (LOSS) PER COMMON SHARE

Basic gain (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted gain (loss) per common share has been calculated based on the weighted average number of shares of common and preferred stock outstanding during the period.

	30-Nov-11	30-Nov-10
Net income (loss) from operations	$(1,097,678)	$(575,562)
Basic income / (loss) per share	$(0.01)	$(0.01)
Weighed average number of shares outstanding	75,075,686	67,661,990

NOTE 7. NOTES PAYABLE

Note payable as of November 30, 2011 and 2010 consist of the following:

	30-Nov-11	30-Nov-10

Note payable to: Millenia Hope Inc. unsecured, with annual interest rate 7%.	$567,604	$529,552
Third parties, unsecured with annual interest of 4%, commencing July 1, 2009	99,530	96,612
Convertible note payable to third parties with annual interest of 2%,commencing March 1, 2011. Loan is convertible to common shares of Global Biotech at par to the lowest daily trading price of the shares on the conversion request date.	201,376	200,195
Convertible note payable to third parties with annual interest of 8%,commencing April 30,2009. Loan is convertible to common shares of Global Biotech at the lesser of $1.00 per share or the average closing price of the shares for the 5 business days prior to conversion.	289,444	271,128
Notes Payable	$1,157,954	$1,097,487

There are no beneficial conversion features because the Company has conversion right.

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

Table of Contents	-39-

GLOBAL BIOTECH CORP.

(A Development Stage Company)

Notes to the Financial Statements

As of November 30, 2011

No portion of the valuation allowance will be allocated to reduce goodwill or other non-current intangible asset of an acquired entity. There are no temporary differences or carry-forward tax effects that would significantly effect the Companies deferred tax asset.

Utilization of the net operating losses and credit carry-forwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. At November 30, 2011 the Company had net operating losses carry-forward of $3,169,914. The tax benefits resulting for these losses have been estimated as follows:

30-Nov-11
Gross income tax benefit	1,109,470
Valuation allowance	1,109,470
Net income tax benefit	0
Deficit – December 1, 2010	(2,072,236)
Net Loss for Year ended November 30, 2011	(1,097,678)
Deficit – November 30, 2011	(3,169,914)

NOTE 9. STOCK TRANSACTIONS

On January 31,2011 the Company issued 7,700,000 restricted common shares in settlement of consulting services in the amount of $154,000. On October 20, 2011 the Company issued 2,103,510 restricted common shares in settlement of consulting services in the amount of $21,035. On November 1, 2011 the Company issued 4,608,390 restricted common shares in settlement of consulting services in the amount of $46,084.

As of November 30, 2011 the Company had 82,073,890 shares of common stock issued and outstanding

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2011 and 2010:

Common stock, $ 0.0001 par value; 260,000,000 shares and 260,000,000 shares authorized November 30, 2011 and 2010: 82,073,890 shares issued and outstanding as of November 30, 2011 and 67,661,990 as of November 30, 2010.

Preferred Stock, $0.0001 par value; 80,000,000 shares authorized as November 30, 2011 and November 30, 2010. Zero (0) shares issued and outstanding as of November 30, 2011 and 2010.

NOTE 11. SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the audited financial statements. During this period, the Company did not have any material recognizable subsequent events.

Table of Contents	-40-