Form 10-Q
period 2012-02-29
Global Biotech Corp.
filed 2013-08-23
CIK 1126162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 000-33271

GLOBAL BIOTECH CORP

(Exact name of registrant as specified in its charter)

DELAWARE (State of Incorporation)	98-0229951 (I.R.S. Employer Identification No.)

2711 Centreville Rd, Suite 400 Wilmington, Delaware (Address of principal executive offices)	19808 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

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

As of August 7, 2013, the aggregate market value of the issuer's common stock based on its reported price on the OTC Bulletin Board held by non-affiliates of the issuer was approximately $114,903.

As of August 7, 2013, the Registrant had 82,073,890 shares of Common Stock outstanding.

INDEX
Page
PART I: FINANCIAL INFORMATION	2
Item 1. Financial Statements	2

Balance Sheets at February 29, 2012 (Unaudited) and November 30, 2011	2
Statements of Operations (Unaudited) for the Three months ended February 29, 2012 and February 28, 2011 and from Inception (November 2, 1998) to February 29, 2012.	3
Statement of Cash Flows (Unaudited) for the Three months ended February 29, 2012 and February 28, 2011 and from Inception (November 2, 1998) to February 29, 2012.	4
Notes to the Financial Statements (Unaudited).	5

Item 2. Plan of Operations	7

Item 3. Controls and Procedures	9

PART II: OTHER INFORMATION	10

Item 6. Exhibits and Reports On Form	10

SIGNATURES	10

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	February 29, 2012	November 30, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$14	$9
Prepaid Expenses	132,982	145,449
Short Term Investments	189,985	183,003
Total current assets	322,981	328,461

Property & Equipment (Net)	172,858	172,858
Total Assets	$495,839	$501,319

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank overdraft	$—	$—
Accounts payables and accrued liabilities	798,488	792,901
Notes Payable related party	44,897	44,381
Total current liabilities	1,191,312	1,157,954

Liabilities	2,034,697	1,995,236

Stockholders' Equity
Preferred stock, $0.0001 par value authorized 80,000,00 shares 0 shares issued and outstanding February 29, 2012 and November 30, 2011	—	—
Common stock, $0.0001 par value authorized 260,000,000 shares: issued and outstanding 82,073,890 February 29, 2012 and 82,073,890 November 30, 2011	8,207	8,207
Paid in capital	1,667,790	1,667,790
Deficit accumulated during the development stage	(3,214,855)	(3,169,914)

Total Stockholders' Equity	(1,538,858)	(1,493,917)

Total liabilities and Stockholders' Equity	$495,839	$501,319

See the accompanying notes to financial statements.

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)
	Three Months Ended Feburary 29, 2012	Three Months Ended Feburary 28, 2011	From inception (November 2, 1998) to Feburary 29, 2012

Revenues:	$—	$—	$944,811

Cost of Revenues:	—	—	603,063
	—	—	341,748
Operating Expenses:
Bad Debt Exp.	—	—	120,844
Licensing rights	—	—	700,000
Depreciation Exp	—	—	73,274
Marketing	—	—	236,266
Professional Fees	2,000	3,000	216,295
Selling, general and administrative expenses	12,462	172,573	1,528,318
Total Operating Expenses	14,462	175,573	2,874,997

(Loss) before other income (expense)	(14,462)	(175,573)	(2,533,249)

Other income (expense):
Other income	—	—	85,005
Foreign exchange	(15,868)	(14,829)	(44,760)
Interest income	2,287	2,193	130,328
Interest Expense	(16,898)	(15,330)	(457,131)
Gain on Sale of Investment	—	—	359,583
Impairment Loss	—	—	(763,403)
Write down - leasehold improvements	—	—	(2,663)
Write down - Notes receivable	—	—	11,435

Total other income (Expense)	(30,479)	(27,966)	(681,606)

Net (Loss)	$(44,941)	$(203,539)	$(3,214,855)

Basic weighted average common shares outstanding	82,073,890	67,540,585

Basic (Loss) per common share	$(0.00)	$(0.00)

See the accompany notes to financial statements.

GLOBALBIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
Statement of Cash Flows (Unaudited)
	Three months ended		From Inception (Nov. 2, 1998)
	February 29, 2012	February 28, 2011	to February 29, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(44,941)	$(203,539)	$(3,214,855)
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation expense	—	—	73,274
Common stock issued for services	—	154,000	436,143
Gain on sale of Investment			(359,583)
Impairment Loss			763,403
Write down of leasehold improvements	—	—	2,663
Write down of notes receivable	—	—	(11,435)
Accrued interest expense - note payable	16,898	15,330	347,643
Accrued interest income - note receivable	(2,287)	(2,193)	(124,802)
Changes in operating assets and liabilities
(Increase) Decrease - acc receivable/prepaids	12,467	12,467	(132,982)
(Increase) Decrease in notes receivable	(4,695)	—	(464,874)
Increase (decrease) - accounts payable	5,587	7,713	798,488
Net Cash Provided by (used in) Operating Activities	(16,971)	(16,222)	(1,886,917)

Cash Flows from Investing Activities
Net sale (purchase of fixed assets	—	—	(60,937)
Purchase of short term investments	—	(6,880)	(168,560)
Proceeds from sale of investment shares	—	—	489,061
Net Cash Provided by (used in) Investing Activities	—	(6,880)	259,564

Cash Flows from Financing Activities
Bank Advances	—	(32)	—
Issue of Common stock	—	—	156,262
Payment of common stock subscription receivable	—	—	206,239
Payment of note receivable	—	—	—
Proceeds from notes payable	16,976	23,215	1,264,866
Net Cash provided by (used in) Financing Activities	16,976	23,183	1,627,367
Net Increase (Decrease) in Cash	5	81	14

Cash at Beginning of Period	9	—	—
Cash at End of Period	$14	$81	$14

Supplemental Cash Flow Disclosures:
Cash paid during period for intrest	—	—	—
Cash paid during period for taxes	—	—	—

See accompanying notes to Financial Statements

GLOBAL BIOTECH CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

FEBRUARY 29, 2012

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

These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included for the year ended November 30, 2011 for GLOBAL BIOTECH CORP. on form 10 K as filed with the Securities and Exchange Commission.

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

GLOBAL BIOTECH CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

FEBRUARY 29, 2012

(UNAUDITED)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported net loss of $44,941 for the three months ended Feb 29, 2012 as well as reporting net losses of $3,214,855 from inception (November 2, 1998) to February 29, 2012. At February 29, 2012 the Company had negative working capital of $1,711,716 and stockholders’ deficit of $1,538,858. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The officers and directors are committed to help in raising funds to fill any operating cash flow shortages during the next fiscal year until the organization can generate sufficient funds from operations to meet current operating expenses and overhead, although there are no guarantees that this commitment will be met.

NOTE 4. SHORT TERM INVESTMENT

As of February 29, 2012, the Company had purchased a term deposit in the amount of CAD 172,000 (USD 171,415), bearing interest rate of 5%, maturing on November 6, 2012. As of February 29, 2012, the Company accrued $18,633 of interest income. No withdrawals allowed for first 90 days and 90 days early withdrawal notice needed. Early withdrawal interest rate – 1 ½%.

NOTE 5 - SUBSEQUENT EVENTS

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

We have set a conservative sales objective of 4-6% of the European and American markets, or $12.5 million U.S. to $20 million U.S., by the year 2017. The fact that AquaBoost™ was seen by hundreds of distributors at the SIAL in Montreal, Canada in 2001 and that there is already a market in Mexico for the product, gives us confidence in our product. However, no assurances can be given that the Company will meet these goals.

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

The Company’s short-term and medium-term objectives are as follows:

To attach our oxygenation unit in Quebec to the bottling line of a recognized North American bottler via a joint venture, said objective having been done said objective is in the process of being completed as we await the finalization of hooking up our unit and running the pre-production tests.

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

The Company entered, on October 31, 2010, into an agreement to purchase the rights to a nutraceutical product, specifically a topical cream for women, for a period of 4 years. The total cost of said agreement was $199,467. The Company is working on marketing this product towards the end of 2013.

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

On February 1, 2012 Mr. Eric Sonigo was removed as the VP of Production.

On July 3, 2013 Mr. Leonard Stella joined the Company as its CEO and a Director.

On July 3, 2013 Mr. Yehuda Kops joined the Company as its CFO and a Director.

Three months ended February 28, 2011 compared to February 29, 2012.

Selling, general and administrative in 2011 was $172,573 and $12,462 in 2012, a difference of $160,111. This was primarily due to an additional $154,000 of consulting exp in 2011 in regard to our search for a higher level of financing as we had put our production facility in place and were working on our sales strategy and higher rental costs in 2011.

We had net interest expense, on our loans, of $13,137 in 2011 and $14,614 in 2012 and $15,868 of foreign exchange losses in 2012 vs $14,829 in 2011.

As a result of the above, we had a net loss of $203,539 in 2011 and$44,941 in 2012.

Liquidity and cash flow needs of the company

From December 1st, 2011 to February 29, 2012 the company used $16,971 for operating activities while recording no revenues. From March 1, 2012 to November 30, 2012, the fiscal year- end, the company’s net cash flow needs will be $20,000.

Item 4T. CONTROLS AND PROCEDURES QUARTERLY EVALUATION OF THE COMPANY’S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

As of August 7, 2013, the date of the report, our Principal Executive Officer, (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange act of 1934, as amended. Based upon that evaluation, the Principal Executive and Financial Officer concluded that, as of July 31, 2013, the Company’s disclosure controls and procedures are effective.

Further, there was no change during the last quarter in the Company’s internal control over financial reporting that has materially affected or is likely to materially affect, the Company’s internal control over financial reporting.

Part II other information

Item 2: Sales of Unregistered securities

None

Item (6) Reports on Form 8-K

Changes in Principal Officers and Directors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL BIOTECH CORP.

Date: August 22, 2013	/s/ Leonard Stella
Leonard Stella, CEO, Director

-10-