Form 10-Q
period 2012-05-31
Global Biotech Corp.
filed 2013-08-23
CIK 1126162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 7, 2013, the Registrant had 82,073,890 shares of Common Stock outstanding.

INDEX
Page

PART I: FINANCIAL INFORMATION	2
Item 1. Financial Statements	2

Balance Sheets at May 31, 2012 (Unaudited), November 30, 2011	2
Statements of Operations (Unaudited) for the Three months and Six months ended May 31, 2012 and May 31, 2011 and from Inception (November 2, 1998) to May 31, 2012.	3
Statement of Cash Flows (Unaudited) for the Six months ended May 31, 2012 and May 31, 2011 and from Inception (November 2, 1998) to May 31, 2012.	4
Notes to the Financial Statements (Unaudited).	5

Item 2. Plan of Operations	7

Item 4T. Controls and Procedures	9

PART II: OTHER INFORMATION	10

Item 6. Exhibits and Reports On Form	10

SIGNATURES	10

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	May 31,2012	November 30, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$14	$9
Prepaid Expenses	120,515	145,449
Short Term Investments	187,577	183,003
Total current assets	308,106	328,461

Property & Equipment (Net)	172,858	172,858
Total Assets	$480,964	$501,319

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank overdraft	$—	$—
Accounts payables and accrued liabilities	798,614	792,901
Notes Payable related party	44,381	44,381
Total current liabilities	1,191,716	1,157,954

Liabilities	2,034,711	1,995,236

Stockholders' Equity
Preferred stock, $0.0001 par value authorized 80,000,00 shares 0 shares issued and outstanding may 31, 2012 and November 30, 2011	—	—
Common stock, $0.0001 par value authorized 260,000,000 shares: issued and outstanding 82,073,890 May 31, 2012 and 82,073,890 November 30, 2011	8,207	8,207
Paid in capital	1,667,790	1,667,790
Deficit accumulated during the development stage	(3,229,744)	(3,169,914)
Total Stockholders' Equity	(1,553,747)	(1,493,917)

Total liabilities and Stockholders' Equity	$480,964	$501,319

See the accompanying notes to financial statements.

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended May 31, 2012	Three Months Ended May 31, 2011	Six Months Ended May 31, 2012	Six Months Ended May 31, 2011	Inception to May 31, 2012

Revenues:	$—	$—	$—	$—	$944,811

Cost of Revenues:	—	—	—	—	603,063
	—	—	—	—	341,748
Operating Expenses:
Bad Debt Exp	—	—	—	—	120,844
Licensing rights	—	—	—	—	700,000
Depreciation Exp	—	—	—	—	73,274
Marketing	—	—	—	—	236,266
Professional Fees	2,000	3,000	4,000	6,000	218,295
Selling, general and administrative	12,449	15,040	24,911	187,613	1,540,767
Total Operating Expenses	14,449	18,040	28,911	193,613	2,889,446

(Loss) before other income (expense)	(14,449)	(18,040)	(28,911)	(193,613)	(2,547,698)

Other income (expense):
Other income	—	—			85,005
Foreign exchange gain (loss)	14,137	—	(1,731)	(14,829)	(30,623)
Interest income	2,287	2,193	4,574	4,386	132,615
Interest Expense	(16,864)	(17,187)	(33,762)	(32,517)	(473,995)
Gain on Sale of Investment	—	—	—	—	359,583
Impairment Loss	—	—	—	—	(763,403)
Write down - leashold improvements	—	—	—	—	(2,663)
Write down - Notes receivable	—	—	—	—	11,435

Total other income (Expense)	(440)	(14,994)	(30,919)	(42,960)	(682,046)

Net (Loss)	$(14,889)	$(33,034)	$(59,830)	$(236,573)	$(3,229,744)

Basic weighted avg. common shares outstanding	82,073,890	75,361,990	82,073,890	73,500,452

Basic (Loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See the accompanying notes to financial statements.

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
Statement of Cash Flows (Unaudited)
			From Inception
	Six months ended		(November 2, 1998)
	May 31, 2012	May 31,2011	to May 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(59,830)	(236,573)	$(3,229,744)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	—	—	73,274
Common stock issued for services		154,000	436,143
Gain on sale of Investment			(359,583)
Impairment Loss	—	—	763,403
Write down of leasehold improvements	—	—	2,663
Write down of notes receivable	—	—	(11,435)
Accrued interest expense - note payable	33,762	32,517	364,507
Accrued interest income - note receivable	(4,574)	(4,386)	(127,089)
Changes in operating assets and liabilities
(Increase) Decrease - acc. rec/Prepaids	24,934	24,934	(120,515)
(Increase) Decrease in notes receivable	—	—	(460,179)
Increase (decrease) - accounts payable	5,713	2,740	798,614
Net Cash Provided by (used in) Operating Activities	5	(26,768)	(1,869,941)

Cash Flows from Investing Activities
Net sale (purchase of fixed assets	—	—	(60,937)
Purchase of short term investments	—	(6,880)	(168,560)
Proceeds from sale of investment shares	—	—	489,061
Net Cash Provided by (used in) Investing Activities	—	(6,880)	259,564

Cash Flows from Financing Activities
Bank Advances	—	(7)	—
Issue of Common stock	—	—	156,262
Payment of common stock subscription receivable	—	—	206,239
Proceeds from notes payable-related party	—	33,655	1,247,890
Net Cash provided by (used in) Financing Activities	—	33,648	1,610,391

Net Increase (Decrease) in Cash	5	—	14

Cash at Beginning of Period	9	—	—
Cash at End of Period	$14	$—	$14

Supplemental Cash Flow Disclosures:
Cash paid during period for interest
Cash paid during period for taxes

See accompanying notes to Financial Statements

GLOBAL BIOTECH CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

MAY 31, 2012

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported net loss of $14,889 and $59,830 for the three and six months ended May 31, 2012 as well as reporting net losses of $3,229,774 from inception (November 2, 1998) to May 31, 2012. At May 31, 2012 the Company had negative working capital of $1,726,605 and stockholders’ deficit of $1,553,747. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

GLOBAL BIOTECH CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

MAY 31, 2012

(UNAUDITED)

NOTE 4. SHORT TERM INVESTMENT

As of May 31, 2012, the Company had purchased a term deposit in the amount of CAD172,000 (USD 167,545 as of June 30, 2012), bearing interest rate of 5%, maturing on November 6, 2012. As of May 31, 2012, the Company accrued 20,245 USD of interest income. No withdrawals allowed for first 90 days and 90 days early withdrawal notice needed. Early withdrawal interest rate - 1 ½%.

NOTE 5 SUBSEQUENT EVENTS

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

The Company’s short-term and medium-term objectives are as follows:

To attach our oxygenation unit in Quebec to the bottling line of a recognized North American bottler via a joint venture,said objective having been done said objective is in the process of being completed as we await the finalization of hooking up our unit and running the pre-production tests.

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

On February 1, 2012 Mr. Eric Sonigo was removed as the VP of Production.

On July 3, 2013 Mr. Leonard Stella joined the Company as its CEO and a Director.

On July 3, 2013 Mr. Yehuda Kops joined the Company as its CFO and a Director.

Three months ended May 31, 2012 compared to May 31, 2011.

Professional, selling, general and administrative in 2011 was $18,040 and $14,449 in 2012, a difference of $3,591. This was primarily due to $1,000 of professional fees and $2,600 of other SG&A exp in 2011.

We had net interest expense, on our loans, of $14,994 in 2011 and $14,577 in 2012 and $14,137 of foreign exchange gain in 2012 vs no gain in 2011.

As a result of the above, we had a net loss of $33,034 in 2011 and$14,889 in 2012.

Six months ended May 31, 2012 compared to May 31, 2011.

Professional, selling, general and administrative in 2011 was $193,613 and $28,911 in 2012, a difference of $164,702. This was primarily due to an additional $154,000 of consulting exp in 2011 in regard to our search for a higher level of financing as we had put our production facility in place and were working on our sales strategy and higher professional fees of $2,000 and other SG&A of $6,900 in 2011.

We had net interest expense, on our loans, of $28,131 in 2011 and $29,188 in 2012 and foreign exchange losses were 1,731 in 2012 vs $14,829 in 2011.

As a result of the above, we had a net loss of $236,573 in 2011 and $59,830 in 2012.

Liquidity and cash flow needs of the company

From December 1st, 2011 to May 31, 2012 the company earned $5 from operating activities while recording no revenues. From June 1, 2012 to November 30, 2012, the fiscal year- end, the company’s net cash flow needs will be $20,000.

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