Form 10-Q
period 2012-08-31
Global Biotech Corp.
filed 2013-08-23
CIK 1126162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

As of August 7, 2013, the aggregate market value of the issuer's common stock based on its reported price on the OTC Bulletin Board held by non-affiliates of the issuer was approximately$114,903.

As of August 7, 2013, the Registrant had 82,073,890 shares of Common Stock outstanding.

INDEX
Page

PART I: FINANCIAL INFORMATION	2
Item 1. Financial Statements	2

Balance Sheets at August 31, 2012 (Unaudited) and November 30, 2011	2
Statements of Operations (Unaudited) for the Nine and Three months ended August 31, 2012 and August 31, 2011 and from Inception (November 2, 1998) to August 31, 2012.	3
Statement of Cash Flows (Unaudited) for the Nine months ended August 31, 2012 and August 31, 2011 and from Inception (November 2, 1998) to August 31, 2012.	4
Notes to the Financial Statements (Unaudited).	5

Item 2. Plan of Operations	7

Item 4T. Controls and Procedures	9

PART II: OTHER INFORMATION	10

Item b. Exhibits and Reports On Form	10

SIGNATURES	10

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	August 31,2012	November 30, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$—	$9
Prepaid expenses	108,048	145,449
Short term investments	194,933	183003
Total current assets	302,981	328,461

Property & Equipment (Net)	172,858	172,858

Total Assets	$475,839	$501,319

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank overdraft	$2	$—
Accounts payables and accrued liabilities	804,268	792,901
Notes Payable related party	46,067	44,381
Notes Payable	1,225,425	1,157,954

Total current liabilities	2,075,762	1,995,236

Stockholders' Equity
Preferred stock, $0.0001 par value authorized 80,000,000 shares 0 shares issued and outstanding August 31, 2012 and November 30, 2011	—	—
Common stock, $0.0001 par value authorized 260,000,000 shares: issued and outstanding 82,073,890 August 31, 2012 and 82,073,890 November 30,2011	8,207	8,207

Paid in capital	1,667,790	1,667,790
Deficit accumulated during the development stage	(3,275,920)	(3,169,914)

Total Stockholders' (Deficit) Equity	(1,599,923)	(1,493,917)
Total liabilities and Stockholders' Equity	$475,839	$501,319

See the accompanying notes to financial statements.

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended August 31,2012	Three Months Ended August 31,2011	Nine Months Ended August 31,2012	Nine Months Ended August 31,2011	Inception to August 31,2012

Revenues:	$—	$—	$—	$—	$944,811

Cost of Revenues:	—	—	—	—	603,063
	—	—	—	—	341,748
Operating Expenses:
Bad Debt Exp	—	—	—	—	120,844
Licensing rights	—	—	—	—	700,000
Depreciation Exp	—	—	—	—	73,274
Marketing	—	—	—	—	236,266
Professional Fees	2,000	3,000	6,000	9,000	220,295
Selling, general and administrative	13,336	442,484	38,247	630,097	1,554,103
Total Operating Expenses	15,336	445,484	44,247	639,097	2,904,782

(Loss) before other income (expense)	(15,336)	(445,484)	(44,247)	(639,097)	(2,563,034)

Other income (expense):
Other income	—	—	—	—	85,005
Foreign exchange gain (loss)	(15,878)	—	(17,609)	(14,829)	(46,501)
Interest income	2,287	2,193	6,861	6,579	134,902
Interest Expense	(17,249)	(16,917)	(51,011)	(49,434)	(491,244)
Gain on Sale of Investment	—	—	—	—	359,583
Impairment Loss	—	—	—	—	(763,403)
Write down - leasehold improvements	—	—	—	—	(2,663)
Write down - Notes receivable	—	—	—	—	11,435

Total other income (Expense)	(30,840)	(14,724)	(61,759)	(57,684)	(712,886)

Net (Loss)	$(46,176)	$(460,208)	$(106,006)	$(696,781)	$(3,275,920)

Basic weighted avg. common shares outstanding	82,073,890	75,361,990	82,073,890	75,361,990

Basic and Diluted (Loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See the accompanying notes to financial statements.

GLOBALBIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
Statement of Cash Flows (Unaudited)
			From Inception
	Nine months ended		(November 2, 1998)
	August 31, 2012	August 31, 2011	to August 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(106,006)	$(696,781)	$(3,275,920)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	—	—	73,274
Common stock issued for services	—	154,000	436,143
Gain on sale of Investment			(359,583)
Impairment Loss	—	—	763,403
Write down of leasehold improvements	—	—	2,663
Write down of notes receivable	—	—	(11,435)
Accrued interest expense - note payable	51,011	49,434	381,756
Accrued interest income - note receivable	(6,861)	(6,579)	(129,376)
Changes in operating assets and liabilities
(Increase) Decrease - accounts receivable/prepaids	37,401	37,396	(108,048)
(Increase) Decrease in notes receivable	(5,069)	—	(465,248)
Increase (decrease) - accounts payable	11,367	435,716	804,268
Net Cash Provided by (used in) Operating Activities	(18,157)	(26,814)	(1,888,103)

Cash Flows from Investing Activities
Net sale (purchase of fixed assets	—	—	(60,937)
Purcase of short term investments	—	(6,880)	(168,560)
Proceeds from sale of investment shares	—	—	489,061
Net Cash Provided by (used in) Investing Activities	—	(6,880)	259,564

Cash Flows from Financing Activities
Bank Advances	2	39	2
Issue of Common stock	—	—	156,262
Payment of common stock subscription receivable	—	—	206,239
Proceeds from notes payable & related party	18,146	33,655	1,266,036
Net Cash provided by (used in) Financing Activities	18,148	33,694	1,628,539

Net Increase (Decrease) in Cash	(9)	—	—

Cash at Beginning of Period	9	—	—
Cash at End of Period	$—	$—	$—

Supplemental Cash Flow Disclosures:
Cash paid during period for interest
Cash paid during period for taxes

See accompanying notes to Financial Statements

GLOBAL BIOTECH CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2012

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

GLOBAL BIOTECH CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2012

(UNAUDITED)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported net losses of $46,176 and $106,006 for the three and nine months ended August 31, 2012 as well as reporting net losses of $3,275,920 from inception (November 2, 1998) to August 31, 2012. At August 31, 2012 the Company had negative working capital of $1,772,781 and stockholders’ deficit of $1,599,923. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The officers and directors are committed to help in raising funds to fill any operating cash flow shortages during the next fiscal year until the organization can generate sufficient funds from operations to meet current operating expenses and overhead, although there are no guarantees that this commitment will be met.

NOTE 4. SHORT TERM INVESTMENT

As of August 31, 2012, the Company had purchased a term deposit in the amount of $172,401USD ($172,000CDN), bearing interest rate of 5%, maturing on November 6, 2012. As of August 31, 2012, the Company accrued $22,532USD of interest income. No withdrawals allowed for first 90 days and 90 days early withdrawal notice needed. Early withdrawal interest rate – 1 ½%.

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

On February 1, 2012 Mr. Eric Sonigo was removed as the VP of Production.

On July 3, 2013 Mr. Leonard Stella joined the Company as its CEO and a Director.

On July 3, 2013 Mr. Yehuda Kops joined the Company as its CFO and a Director.

Three months ended August 31, 2011 compared to August 31, 2012.

Professional, selling, general and administrative in 2011 was $445,484 and $15,336 in 2012, a difference of $430,148. This was primarily due to an additional $406,910 of administrative fees and $22,032 of Auto expenses, as agreed to by a Resolution of the Board vs none in 2012.

We had net interest expense, on our loans, of $14,724 in 2011 and $14,962 in 2012 and $15,878 of foreign exchange losses in 2012 vs none in 2011.

As a result of the above, we had a net loss of $460,208 in 2011 and $46,176 in 2012.

Nine months ended August 31, 2011 compared to August 31, 2012.

Professional, selling, general and administrative in 2011 was $639,097 and $44,247 in 2012, a difference of $594,850. This was primarily due to an additional $406,910 of administrative fees and $22,032 of Auto expenses, a agreed to by a Resolution of the Board vs. none in 2012. There were consulting fees paid in 2011, via a stock distribution, of $154,000 in connection with funding our production and sales start-up vs. none in 2012.

We had net interest expense, on our loans, of $42,885 in 2011 and $44,150 in 2012 and $17,609 of foreign exchange losses in 2012 vs. $14,829 in 2011.

As a result of the above, we had a net loss of $696,781 in 2011 and$106,006 in 2012.

Liquidity and cash flow needs of the company

From December 1st, 2011 to August 31, 2012 the company used $18,157 for operating activities while recording no revenues. From September 1, 2012 to November 30, 2012, the fiscal year- end, the company’s net cash flow needs will be $20,000.

Item 4T. CONTROLS AND PROCEDURES QUARTERLY EVALUATION OF THE COMPANY’S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

As of August 7, 2013, the date of the report, our Principal Executive Officer, (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange act of 1934, as amended. Based upon that evaluation, the Principal Executive and Financial Officer concluded that, as of July 31,2013, the Company’s disclosure controls and procedures are effective.

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