Form 10-K
period 2012-11-30
Global Biotech Corp.
filed 2013-08-27
CIK 1126162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2012

Commission File Number 000-33271

GLOBAL BIOTECH CORP.

Delaware	98-022951
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

ADDRESS OF principal Executive Offices

2711 Centreville Rd Suite 400

Wilmington, Delaware 19808

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

As of August 26, 2013, the aggregate market value of the issuer's common stock based on its reported price on the OTC Bulletin Board held by non-affiliates of the issuer was approximately $114,903.

At August 26, 2013, 82,073,890 shares of issuer's common stock were outstanding.

GLOBAL BIOTECH CORP.

FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

SECTION

PART 1

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Mine Safety disclosures

PART 2

Item 5.	Market for Registrant's Common Equity and Related Stockholders’ Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART 3

Item 10	Directors, Executive Officers and Corporate Governance
Item 11	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationship and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

PART 4

Item 15.	Exhibits, Financial Statement Schedule

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

EMPLOYEES

There are no signed contracts with any employees. At the current time the following officers are its only employees:

Leonard Stella-CEO-Director

Hired in July of 2013, to bring his strategic vision of the future to Global and to jumpstart its revenue stream. Will be devoting his full –time efforts to the Company and is a resident of Montreal.

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

Responsible for assisting the President with general oversight of the Company, its operations and shareholder communications. Currently, he devotes the time necessary to the Company and is a Montreal resident

Although the aforementioned four officers did not work full time for GLOBAL; each one devoted an adequate amount of time to accomplish his role in the corporate structure. Whenever it is necessary, each of these officers puts in work time over and above their regularly scheduled workday. Once sales and production are in place they will devote more time to the Company.

ITEM 2

DESCRIPTION OF PROPERTIES

Our head office is located at 2711 Centerville Rd Suite 400 in Wilmington, Delaware. We do not have a physical office in Canada.

ITEM 3

LEGAL PROCEEDINGS

We are not involved in any material legal proceedings.

ITEM 4

Mine Safety Disclosures

Not Applicable

PART 2

ITEM 5

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS and Issuer Purchases of Equity Securities

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

Common stock	High	Low

2010

First Quarter	$0.30	$0.07

Second Quarter	$0.39	$0.03

Third Quarter	$0.10	$0.02

Fourth Quarter	$0.05	$0.02

2011

First Quarter	$0.06	$0.01

Second Quarter	$0.03	$0.01

Third Quarter	$0.02	$0.01

Fourth Quarter	$0.01	$0.01

2012

First Quarter	$0.01	$0.01

Second Quarter	$0.01	$0.01

Third Quarter	$0.01	$0.01

Fourth Quarter	$0.01	$0.01

2013

First Quarter	$0.01	$0.01

Second Quarter	$0.01	$0.01

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

(b) Holders

As of August 26, 2013, there were over 300 holders of the Company's common stock.

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

(c) Other securities to be registered

None

Item 6 Selected Financial Data

N/A

Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company entered, on October 31, 2010, into an agreement to purchase the rights to a neutraceutical product, specifically a topical cream for women, for a period of 4 years. The total cost of said agreement was $199,467. The Company is working on a product roll-out and is aiming for the end of fiscal 2013.

On February 1, 2012 Mr. Eric Sonigo was removed as the VP of Production.

On July 3, 2013 Mr. Leonard Stella joined the Company as its CEO and a Director.

On July 3, 2013 Mr. Yehuda Kops joined the Company as its CFO and a Director.

Year ended November 30, 2012 compared to November 30, 2011

In 2011 we had $17,000 of professional fees and $11,000 in 2012. We had $940,779 of SG&A expenses in 2011 and $215,875 in 2012, a difference of $724,904. This was made up of a salaries accrual of $615,000 in 2011 and $150,000 in 2012, as well as automobile allowances of $43,200 vs $12,200 in 2012. We had $7,500 of extra regulatory costs in 2011 vs 2012 and $221,100 in extra consulting fees in 2011 over 2012, in our effort to fund and strategize the production of our oxygenated waters.

We had net interest expense, on our outstanding notes, of $57,288 in 2011 and $59,357 in 2012. We had an Fx gain of $3,817 in 2011 and a loss of $20,304 in 2012.

We had an impairment write-down of $86,248 in 2012 and in 2011.

As a result of the foregoing we had a loss of $1,097,678 in 2011 and a loss of $392,964 in 2012.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2012 the company had negative working capital of $1,973,311. We expect our cash needs for the fiscal year ending November 30, 2013 will be $100,000. Management did not generate revenue through sales during the fiscal year. The officers and directors of the company have indicated their commitment to help in finding funds to aid in the operations of the organization during the next fiscal year, until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead.

Recent Accounting Pronouncements

Recent pronouncements issued by the FASB or other authoritative accounting standard groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

Item 7A Quantitative and Qualitative Disclosures about Market Risk

N/A

ITEM 8. Financial Statements and Supplementary Data

The financial statements are included at the end of this Annual Report, after the signature page.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive and Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”), and, based on this evaluation, our Chief Executive and Financial Officer have concluded that these controls and procedures were effective at the Evaluation Date.  There were no changes in our internal controls over financial reporting during the last quarter of fiscal 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We have assessed the effectiveness of our internal control over financial reporting as of November 30, 2012.  In making this assessment, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, we believe that as of November 30, 2012, our internal control over financial reporting is effective.

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

Item 9B Other Information

None

PART 3

ITEM 10

Director and Executive Officers and Corporate Governance

a) Directors and Executive Officers

Name	Age	Title

Leonard Stella	52	Chief Executive Officer-Director
Louis Greco	58	President-Director
Yehuda Kops	59	Chief Financial Officer - Director
Gilles Lamarre	65	Vice President-Director

Leonard Stella- CEO and Director

Mr. Stella has a Bachelor of Arts from McGill University, and received his Graduate Diploma in Administration from Concordia University in 1986. In 1987 Mr. Stella founded and operated a residential and commercial property developer, Dominion City Developments. In 1991, he founded Trans-Immobilia, a residential property company. In 1997 he became the principal founding partner and Chief Executive Officer of Millenia Hope Inc, which he ran until 2010. In 2010 he became involved with Global as its head of development and strategic planning, given his expertise in M & A and keen eye in identifying scientific technologies, and in July 2013 its CEO and a Director.

Louis Greco – President and Director

Louis Greco, age 58, received his B. Comm. from McGill University in Montreal, Canada in 1974. Mr. Greco has been involved with a variety of consumer oriented industries in his 30 years in business. He worked in financial industry as a branch manager of the National Bank from 1975-1980. During the next decade until 1990, Mr. Greco was the manager of a chain of video outlets, and involved with sales. From 1990 to 1995, he co-owned a retail food establishment. Between 1996 and present he has worked as a sales consultant to the national divisions of multinational office technology corporations, Minolta (Canada) and Panasonic Canada. Mr. Greco’s management, sales and financial skills will greatly aid Global Biotech. His experience in sales will help the Company to strategically position its products and technical expertise in the desired marketplaces. As President of the Company, Mr. Greco is responsible for the general oversight of the Company, its operations and its communications with its shareholders. Mr. Greco currently devotes part of his time working for the Company.

Yehuda Kops- CFO and Director

Bachelor of Commerce (distinction) - McGill University (1974), Diploma in Management McGill (1976). In 1976 he received his Chartered Accountancy degree from the Order of Chartered Accountants of Canada. From 1978 until 1999, Mr. Kops practiced in public accounting, running his own firm specializing in accounting and finance, for small and medium sized enterprises. In 1999 he joined Millenia as their chief internal accountant and became Chief Operating Officer, until 2010. In 2010 he became the comptroller and main financial resource of Global Biotech. In July 2013 he became its CFO and a Director

Gilles Lamarre – Vice President and Director

Mr. Lamarre, age 65, began his career as a Box Office Manager at Expo 67 (Garden of Stars). In 1969 he joined the National Arts Centre where in 1975 he developed the first computerized subscription/season ticketing system in North America. In 1984, he made the transition to the private sector by co-founding Uniticket to service the Ottawa/Hull Region. Uniticket processed over 1.5 million tickets each year and was sold to Ticketmaster Canada Inc. in 1988. He also co-founded and developed Ticketnet Corporation in 1984, a major new national network for ticketing and shared-resource box office management, which was subsequently sold to AMR in 1986. Mr. Lamarre has acted as a consultant/advisor to a number of Canadian corporations in the development and implementation of leading edge technology and business development. More recently, he fulfilled several executive functions with Comnetix, a leading provider of technology to law enforcement agencies. He then became a Board member and a member of their Audit and Compensation committees and resigned in early 2006 to concentrate his efforts on developing a new venture related to weight loss programs and products. He is currently the President and CEO of Wykanta International Ltd., a company engaged in the production and sale of nutraceutical products. As Vice President of the Company, Mr. Lamarre will be responsible for assisting the President with the general oversight of the Company, its operations and its communications with its shareholders. He will devote all the time necessary as an employee working for the Company as Vice President and a director.

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

f) Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities ("ten-percent shareholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent shareholders also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended November 30, 2012, all of our officers, directors and ten-percent shareholders complied with the Section 16(a) reporting requirements.

ITEM 11 EXECUTIVE COMPENSATION

(a) General

The following current or past Officers or Directors received compensation during fiscal 2010 or 2011, 2012.

None in 2010

2011- Leonard Stella - accrued salary only -$307,500

2011- Yehuda Kops - accrued salary only -$307,500

2012- Leonard Stella - accrued salary only -$75,000

2012 - Yehuda Kops - accrued salary only -$75,000

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

(f) Report on Repricing of options/SAR

None

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 26, 2013, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for

·	Each person known by us to own beneficially more than five (5%)percent of our outstanding common stock,
·	Each of our officers and directors and
·	All of our officers and directors as a group.

Name	Number Of Shares Owned Beneficially	% of Total

Jomuc Holdings	4,608,390	5.61%
1623 Buttonwood Bay
Belize City, Belize
(Represented by J. Muccari)

First Asian Investments	5,000,000	6.09%
1849 Maple Groves
Ottawa, Ontario K2S 1B9
(Represented by N. Delbello )

Louis Greco	25,000	0.03%
2711 Centerville Rd Suite 400
Wilmington, De 19808
President-Global Biotech

Leonard Stella	2,411,724	2.94%
2711 Centerville Rd Suite 400
Wilmington, De 19808
CEO-Global Biotech

All Directors and Officers	2,436,724	2.97%

Item 13. Certain Relationships and Related Transactions and Director Independence

As of the date of this report, the Company owes $46,352 to its Officers and Directors.

All our directors are also executive officers of the Company and, therefore, are not deemed to be independent.

Item 14. Principal Accountant Fees and Service

Audit Fees

For the fiscal year ended November 30, 2012, the aggregate fees billed for professional services rendered by Chang G. Park, CPA ("independent auditors") for the audit of the Company's annual financial statements totaled approximately $11,000.

Financial Information Systems Design and Implementation Fees

For the fiscal year ended November 30, 2012 there were $-0- in fees billed for professional services by the Company's independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

For the fiscal year ended November 30, 2012 there was $0 in fees billed for other service.

PART 4

Item 15. Financial Statements and Exhibits.

(a)   List of Financial statements filed herewith

GLOBAL BIOTECH CORP.
(A company in the development stage)

Report of Independent Registered Accounting Firm

Balance Sheets November 30, 2011 and 2012

Statement of Operations Year ended November 30, 2011, November 30, 2012 and from inception to November 30, 2012

Statement of Shareholders' Equity From inception to November 30, 2012

Statement of Cash flows years ended November 30, 2011 and November 30, 2012 and from inception to November 30, 2012

Summary of Significant Accounting Policies year ended November 30, 2012

Notes to the Financial Statements year ended November 30, 2012

(b) List of Exhibits.

Reports on Form 8-K

Appointment, resignation of officers/directors

Sarbane Oxley Declarations

SIGNATURES

In accordance with the requirement of the Securities Exchange Act, this Annual Report or Amendment was signed by the following persons in the capacities and on the dates stated:

GLOBAL BIOTECH CORP.

Date:	August 27, 2013	By:	/s/ Leonard Stella
Leonard Stella, CEO, Director
(Principal Executive Officer)

GLOBAL BIOTECH CORP.
(A Development Stage Company)
Balance Sheets
	As of	As of
	November 30,	November 30,
	2012	2011
ASSETS
CURRENT ASSETS
Cash	$7	$9
Prepaid Expenses	$95,581	$145,449
Short Term Investments	198,160	183,003

Total Current Assets	293,748	328,461

Property & Equipment (net)	86,430	172,858

TOTAL ASSETS	$380,178	$501,319

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank overdraft	$—	$—
Accounts payable	972,551	792,901
Notes payable - (related party)	46,352	44,381
Notes Payable	1,248,156	1,157,954

Total Current Liabilities	2,267,059	1,995,236

STOCKHOLDERS' EQUITY

Preferred Stock $0.0001 par value, Authorized 80,000,000 shares 0 shares issued and outstanding as of November 30, 2012 and November 30, 2011	—	—
Common stock $0.0001 par value, 260,000,000 Shares authorized: 82,073,890 shares issued and outstanding as of November 30, 2012 and 82,073,890 as of November 30, 2011	8,207	8,207
Paid-in capital	1,667,790	1,667,790
Deficit accumulated during the development stage	(3,562,878)	(3,169,914)

Total Stockholders' Equity	(1,886,881)	(1,493,917)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$380,178	$501,319

See Notes to the Financial Statements

GLOBAL BIOTECH CORP.
(A Development Stage Company)
Statements of Operations

	Year Ended November 30, 2012	Year Ending November 30, 2011	November 2, 1998 (Inception) through November 30, 2012

REVENUES	$—	$—	$944,811

Costs of revenues	—	—	(603,063)

GROSS PROFIT	—	—	341,748

OPERATING COSTS
Bad debt expense	—	—	120,844
Licensing rights	—	—	700,000
Depreciation expense	—	—	73,274
Marketing expense	—	—	236,266
Professional fees	11,000	17,000	225,295
Selling, general and
administrative expense	215,875	940,779	1,731,731

Total Operating Costs	226,875	957,779	3,087,410

OPERATING (LOSS)	(226,875)	(957,779)	(2,745,662)

OTHER INCOME & (EXPENSES)
Fx	(20,304)	3,817	(49,206)
Interest income	9,148	8,665	137,189
Other income	—	—	85,005
Interest expense	(68,505)	-65,953	(508,738)
Write-down of leasehold improvements	—	—	(2,663)
Write-up of notes receivable, related parties	—	—	11,435
Impairment Loss	(86,428)	-86,428	(849,831)
Gain on sale of investment	—	—	359,583

Total Other Income & (Expenses)	(166,089)	-139,899	(817,216)

NET INCOME (LOSS)	$(392,964)	$(1,097,678)	$(3,562,878)

BASIC EARNINGS (LOSS) PER SHARE	$0.00	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	82,073,890	74,958,815

See Notes to the Financial Statements

GLOBAL BIOTECH CORP.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From November 2, 1998 (inception) through November 30, 2011
	Common Shares	Common Stock	Additional Paid-in Capital	Stock Subscription Receivable	(Deficit) Accumulated During the Development Stage	Total

Balance, November 30, 1998	0	$—	$—	$—	$—	$—
Stock issued on April 30, 2000 for cash	10,400,000	1,040	258,961	(103,739)		156,262
Stock issued on April 30, 2000 for settlement of equipment purchase	600,000	60	14,940			15,000
Stock issued May 29, 2000 in exchange for 5,000,000 shares of Millenia Hope, Inc.	35,700,000	3,570	125,908			129,478
May 31, 2000 - collection on subscription				20,408		20,408
June 30, 2000 - collection on subscription				83,331		83,331
Net loss for November 2, 1998 (inception) to November 30, 2000					(69,231)	(69,231)
Balance, November 30, 2000	46,700,000	4,670	399,809	—	(69,231)	335,248

Stock issued on September 15, 2001 for cash	30,000	3	119,997	(120,000)		—
Stock issued on November 21, 2001 for cash	380,000	38	189,962	(190,000)		—
Net loss for the year ended November 30, 2001					(1,679)	(1,679)
Balance, November 30, 2001	47,110,000	4,711	709,768	(310,000)	(70,910)	333,569

Stock issued December 5, 2001 in exchange for payment of consulting fees	82,500	8	16,492			16,500
Stock issued May 13, 20002 in exchange for professional fees	205,200	21	51,354			51,375
September 4, 2005 - collection on subscription			(112,500)	112,500		—
Stock issued October 14, 2002 in exchange for payment on consulting fees	10,000	1	1,999			2,000
November 10, 2002 - collection on subscription			(95,000)	95,000		—
Net loss for the year ended November 30, 2002					(141,693)	(141,693)
Balance, November 30, 2002	47,407,700	4,741	572,113	(102,500)	(212,603)	261,751

Rounding	300					—
Stock issued December 1, 2002 in exchange for marketing expense	250,000	25	24,975			25,000
February 28, 2003 - collection on subscription				23,750		23,750
May 31, 2003 - collection on subscription				23,750		23,750
August 31, 2003 - collection on subscription				23,750		23,750
Stock issued October 20, 2003 in exchange for marketing expense	350,000	35	17,465			17,500
Stock issued October 20, 2003 in exchange for notes payable	257,500	26	12,849			12,875
November 30, 2003 - collection on subscription				31,250		31,250
Net loss for the year ended November 30, 2003					(715,903)	(715,903)
Balance, November 30, 2003	48,265,500	4,827	627,402	—	(928,506)	(296,277)

See Notes to the Financial Statements

GLOBAL BIOTECH CORP.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

From November 2, 1998 (inception) through November 30, 2011

See Notes to the Financial Statements

Net loss for the year ended November 30, 2004	—	—	—	—	(12,963)	(12,963)
Balance, November 30, 2004	48,265,500	4,827	627,402	—	(941,469)	(309,240)

Net income for the year ended November 30, 2005	—	—	—	—	142,417	142,417
Balance, November 30, 2005	48,265,500	$4,827	$627,402	$—	$(799,052)	$(166,823)

Stock issued March 1, 2006 In exchange for services	1,000,000	100	900	—	—	1,000
Net (loss) for the year ended 11/30/2006	—	—	—	—	(47,203)	(47,203)
Balance November 30, 2006	49,265,500	4,927	628,302	$—	(846,255)	(213,026)

Stock issued August 15, 2007 In exchange of Property & Equipment & Goodwill	18,000,000	1,800	718,200	—	—	720,000
Net (loss) for the year ended 11/30/2007	—	—	—	—	(376,336)	(376,336)
Balance, November 30, 2007	67,265,500	6,727	1,346,502	$—	(1,222,591)	130,638

Net (loss) for the year ended 11/30/2008	—	—	—	—	(63,371)	(63,371)
Balance, November 30, 2008	67,265,500	6,727	1,346,502	$—	(1,285,962)	67,267

Net (loss) for the year ended 11/30/2009					(210,712)	(210,712)
Balance, November 30, 2009	67,265,500	6,727	1,346,502	$—	(1,496,674)	(143,445)

Stock issued for services Dec 18, 2009	333,000	$33	$83,300	$—	—	83,333
Stock issued for services Feb 18, 2010	63,490	6	18,310	$—	—	18,316
Net (loss) for the year ended November 30, 2010	—	—	—	$—	(575,562)	(575,562)
Balance, November 30, 2010	67,661,990	6,766	1,448,112	$—	(2,072,236)	(617,358)

Stock issued for services Jan 13, 2011	7,700,000	770	153,230	$—	—	154,000
Stock issued for services Oct. 20,2011	2,103,510	210	20,825	$—	—	21,035
Stock issued for services Nov 1, 2011	4,608,390	461	45,623	$—	—	46,084
Net (loss) for the year ended November 30, 2011	—	—	—	$—	(1,097,678)	(1,097,678)
Balance, November 30, 2011	82,073,890	8,207	1,667,790	$—	(3,169,914)	(1,493,917)

Net (loss) for the year ended November 30, 2012	—	—	—	$—	(392,964)	(392,964)
Balance, November 30, 2012	82,073,890	8,207	1,667,790	$—	(3,562,878)	(1,886,881)

See Notes to the Financial Statements

Statements of Cash Flows
	Year Ended November 30, 2012	Year Ended November 30, 2011	November 2, 1998 (inception) through November 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(392,964)	$(1,097,678)	$(3,562,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense			73,274
Common stock issued for services	—	221,119	436,143
Gain on sale of Investment			(359,583)
Impairment Loss	86,428	86,428	849,831
Write-down of leasehold improvements			2,663
Write-down of notes receivable			(11,435)
Accrued interest expense - note payable	68,505	65,953	399,250
Accrued interest income - notes receivable	(9,148)	(8,665)	(131,663)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable & prepaids	49,868	49,863	(95,581)
(Increase) decrease in notes receivable	(6,009)	1720	(466,188)
Increase (decrease) in accounts payable	179,650	669,793	972,551
Net Cash Provided by (Used in) Operating Activities	(23,670)	(11,467)	(1,893,616)

CASH FLOWS FROM INVESTING ACTIVITIES
Net sale (purchase) of fixed assets	—	—	(60,937)
Purchase of short term investments	—	—	(168,560)
Proceeds from sale of investment shares	—	—	489,061
Net Cash Provided by (Used in) Investing Activities	—	—	259,564

CASH FLOWS FROM FINANCING ACTIVITIES
Bank Advances	—	(32)	—
Issuance of common stock	—	—	156,262
Payment of common stock subscription receivable	—	—	206,239
Proceeds from notes payable	23,668	11,508	1,271,558
Net Cash Provided by (Used in) Financing Activities	23,668	11,476	1,634,059

Net Increase (Decrease) in Cash	(2)	9	7
Cash at Beginning of Year	9	—	—
Cash at End of Year	$7	$9	$7

Supplemental Cash Flow Disclosures:
Cash paid during period for interest	$—	$—
Cash paid during period for taxes	$—	$—

Non-Cash flows activities
Shares issued for Property & Equipment	—	—	$605,000
Shares issued for Goodwill	—	—	115,000
Note receivable -related party offset with Note payable	—	—	181,878
Note receivable exchanged for Goodwill	—	—	216,261
	—	—	$1,118,139

See Notes to the Financial Statements

GLOBAL BIOTECH CORP.

(A Development Stage Company)

Notes to the Financial Statements

As of November 30, 2012

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

c. Estimates and Adjustments

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

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

As of November 30, 2012

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

Level 2 instruments require more management judgment and subjectivity as compared to Level 1 instruments. For instance:

·	Determining which instruments are most similar to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating and instrument type, and subjectively select an individual security or multiple securities that are deemed most similar to the security being priced; and
·	Determining whether a market is considered active requires management judgment.

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

As of November 30, 2012

i. Revenue Recognition and Deferred Revenue

The Company's revenues recognized from inception to November 30, 2012 were software consultation. Revenue, in respect of all services described, is recognized on completion of services, when collectability is reasonably assured.

j. Foreign Currency Exchange

We record our transactions in US dollars.

Foreign currency accounts have been translated as follows:

·	Monetary items - at exchange rates in effect at the balance sheet date
·	Non-monetary item - at exchange rates in effect o the dates of transactions
·	Revenue and expenses - at average exchange rate prevailing during the year.

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

As of November 30, 2012

n. Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $392,964 for the year ended November 30, 2012 and a net loss of $3,562,878 during the period from November 2, 1998 (inception) through November 30, 2012. At November 30, 2012 the Company had negative working capital of $1,973,311 and stockholders’ deficit of $1,886,881. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The officers and directors are committed to help in raising funds to fill any operating cash flow shortages during the next fiscal year until the organization can generate sufficient funds from operations to meet current operating expenses and overhead, although there are no guarantees that this commitment will be met.

NOTE 4. SHORT TERM INVESTMENTS

On November 6, 2012, the Company purchased a term deposit in the amount of $173,720 USD, ($172,000CDN) bearing interest rate of 5%, maturing on November 6, 2013. As of November 30, 2012 the Company accrued $24,440 USD of interest income. No withdrawals allowed for first 90 days and 90 days early withdrawal notice needed. Early withdrawal interest rate - 1 ½%.

NOTE 5. PROPERTY & EQUIPMENT

On August 15, 2007 the Company acquired Oxygenation Equipment with a cost of $605,000 in exchange for common shares.

	November 30,	November 30,
	2012	2011

Oxygenation equipment	$605,000	$605,000
Less: Impairment Loss	518,570	432,142
Net Property and Equipment	$86,430	$172,858

Company recognized impairment losses of $86,428 and $86,428 for the years ended November 30, 2011 and 2012, respectively.

GLOBAL BIOTECH CORP.

(A Development Stage Company)

Notes to the Financial Statements

As of November 30, 2012

NOTE 6. BASIC & DILUTED INCOME / (LOSS) PER COMMON SHARE

Basic gain (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted gain (loss) per common share has been calculated based on the weighted average number of shares of common and preferred stock outstanding during the period.

	November 30,	November 30,
	2012	2011

Net income (loss) from operations	(392,964)	(1,097,678)
Basic income / (loss) per share	0.00	(0.01)
Weighed average number of shares outstanding	82,073,890	74,958,815

NOTE 7. NOTES PAYABLE

Note payable as of November 30, 2012 and 2011 consist of the following:

	2012	2011

Note payable to: Millenia Hope Inc. unsecured, with annual interest rate 7%.	$608,392	$567,604
Third parties, unsecured with annual interest of 4%, commencing July 1, 2009	107,063	99,530
Convertible note payable to third parties with annual interest of 2%,commencing March 1, 2011 Loan is convertible to common shares of Global Biotech at par to the lowest daily trading price of the shares on the conversion request date	213,612	201,376
Convertible note payable to third parties with annual interest of 8%,commencing April 30,2009 Loan is convertible to common shares of Global Biotech at the lesser of $1.00 per share or the average closing price of the shares for the 5 business days prior to conversion	319,089	289,444
	$1,248,156	$1,157,954

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

As of November 30, 2012

No portion of the valuation allowance will be allocated to reduce goodwill or other non-current intangible asset of an acquired entity. There are no temporary differences or carry-forward tax effects that would significantly effect the Companies deferred tax asset.

Utilization of the net operating losses and credit carry-forwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. At November 30, 2012 the Company had net operating losses carry-forward of $3,562,878. The tax benefits resulting for these losses have been estimated as follows:

30-Nov-12
Gross income tax benefit	1,247,000
Valuation allowance	1,247,000

Net income tax benefit	0

Deficit – December 1, 2011	(3,169,914)
Net Loss for Year ended November 30, 2012	(392,964)

Deficit – November 30, 2012	(3,562,878)

NOTE 9. STOCK TRANSACTIONS

None

As of November 30, 2012 the Company had 82,073,890 shares of common stock issued and outstanding

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2012 and 2011:

Common stock, $ 0.0001 par value; 260,000,000 shares and 260,000,000 shares authorized November 30, 2012 and 2011: 82,073,890 shares issued and outstanding as of November 30, 2012 and 82,073,890 as of November 30, 2011.

Preferred Stock, $0.0001 par value; 80,000,000 shares authorized as November 30, 2012 and November 30, 2011. Zero (0) shares issued and outstanding as of November 30, 2012 and 2011.

NOTE 11. SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the audited financial statements. During this period, the Company did not have any material recognizable subsequent events.

-33-