Form 10-Q
period 2013-02-28
Global Biotech Corp.
filed 2013-08-28
CIK 1126162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). No [ ]

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

As of August 26, 2013, the Registrant had 82,073,890 shares of Common Stock outstanding.

INDEX

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

Balance Sheets at February 28, 2013 (Unaudited) and November 30, 2012
Statements of Operations (Unaudited) for the Three months ended February 29, 2012 and February 28, 2013 and from Inception (November 2, 1998) to February 28, 2013.
Statement of Cash Flows (Unaudited) for the Three months ended February 28, 2013 and February 29, 2012 and from Inception (November 2, 1998) to February 28, 2013.
Notes to the Financial Statements (Unaudited).

Item 2. Plan of Operations

Item 3. Controls and Procedures

PART II: OTHER INFORMATION

Item 6. Exhibits and Reports On Form

SIGNATURES

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	February 28, 2013	November 30, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$7	$7
Prepaid Expenses	83,109	95,581
Short Term Investments	193,682	198,160
Total current assets	276,798	293,748
Property & Equipment (Net)	86,430	86,430

Total Assets	$363,228	$380,178

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank overdraft	$—	$—
Accounts payables and accrued liabilities	972,604	972,551
Notes Payable related party	45,613	46,352
Note Payable	1,243,863	1,248,156
Total current liabilities	2,262,080	2,267,059

Stockholders' Equity
Preferred stock, $0.0001 par value authorized 80,000,00 shares 0 shares issued and outstanding February 28, 2013 and November 30, 2012	—	—
Common stock, $0.0001 par value authorized 260,000,000 shares: issued and outstanding 82,073,890 February 28, 2013 and 82,073,890 November 30, 2012	8,207	8,207
Paid in capital	1,667,790	1,667,790
Deficit accumulated during the development stage	(3,574,849)	(3,562,878)
Total Stockholders' Equity	(1,898,852)	(1,886,881)

Total liabilities and Stockholders' Equity	$363,228	$380,178

See the accompanying notes to financial statements.

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

			From inception
	Three Months Ended	Three Months Ended	(November 2, 1998) to
	February 28, 2013	February 29, 2012	February 28, 2013

Revenues:	$—	$—	$944,811

Cost of Revenues:	—	—	603,063
	—	—	341,748
Operating Expenses:
Bad Debt Expense	—	—	120,844
Licensing rights	—	—	700,000
Depreciation Expense	—	—	73,274
Marketing	—	—	236,266
Professional Fees	2,000	2,000	227,295
Selling, general and administrative expenses	14,231	12,462	1,745,962
Total Operating Expenses	16,231	14,462	3,103,641

(Loss) before other income (expense)	(16,231)	(14,462)	(2,761,893)

Other income (expense):
Other income	—	—	85,005
Foreign exchange	19,262	(15,868)	(29,934)
Interest income	2,402	2,287	139,591
Interest Expense	(17,404)	(16,898)	(526,142)
Gain on Sale of Investment	—	—	359,583
Impairment Loss	—	—	(849,831)
Write down - leasehold improvements	—	—	(2,663)
Write down - Notes receivable	—	—	11,435

Total other income (Expense)	4,260	(30,479)	(812,956)

Net (Loss)	$(11,971)	$(44,941)	$(3,574,849)

Basic weighted average common shares outstanding	82,073,890	82,073,890

Basic (Loss) per common share	$(0.00)	$(0.00)

See the accompany notes to financial statements.

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
	Three months ended		From Inception (Nov. 2, 1998)
	February 28, 2013	February 29, 2012	to February 28, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(11,971)	$(44,941)	$(3,574,849)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	—	—	73,274
Common stock issued for services	—	—	436,143
Gain on sale of Investment			(359,583)
Impairment Loss			849,831
Write down of leasehold improvements	—	—	2,663
Write down of notes receivable	—	—	(11,435)
Accrued interest expense - note payable	17,404	16,898	416,654
Accrued interest income - note receivable	(2,402)	(2,287)	(134,065)
Changes in operating assets and liabilities
(Increase) Decrease - accounts receivable/prepaids	12,472	12,467	(83,109)
(Increase) Decrease in notes receivable	6,880	(4,695)	(459,308)
Increase (decrease) - accounts payable	53	5,587	972,604
Net Cash Provided by (used in) Operating Activities	22,436	(16,971)	(1,871,180)

Cash Flows from Investing Activities
Net sale (purchase of fixed assets	—	—	(60,937)
Purchase of short term investments	—	—	(168,560)
Proceeds from sale of investment shares	—	—	489,061
Net Cash Provided by (used in) Investing Activities	—	—	259,564

Cash Flows from Financing Activities
Bank Advances	—	—	—
Issue of Common stock	—	—	156,262
Payment of common stock subscription receivable	—	—	206,239
Payment of note receivable	—	—	—
Proceeds from notes payable	(22,436)	16,976	1,249,122
Net Cash provided by (used in) Financing Activities	(22,436)	16,976	1,611,623

Net Increase (Decrease) in Cash	—	5	7

Cash at Beginning of Period	7	9	—
Cash at End of Period	$7	$14	$7

Supplemental Cash Flow Disclosures:
Cash paid during period for interest	—	—	—
Cash paid during period for taxes	—	—	—
See accompanying notes to Financial Statements

 GLOBAL BIOTECH CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2013

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

These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included for the year ended November 30, 2012 for GLOBAL BIOTECH CORP. on form 10 K as filed with the Securities and Exchange Commission.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported net loss of $11,971 for the three months ended Feb 28, 2013 as well as reporting net losses of $3,574,849 from inception (November 2, 1998) to February 28, 2013. At February 28, 2013 the Company had negative working capital of $1,985,282 and stockholders’ deficit of $1,898,852. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

GLOBAL BIOTECH CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2013

(UNAUDITED)

NOTE 4. SHORT TERM INVESTMENT

As of February 28, 2013, the Company had purchased a term deposit in the amount of CAD172,000 (USD 166,840), bearing interest rate of 5%, maturing on November 6, 2013. As of February 28, 2013, the Company accrued 26,842 USD of interest income. No withdrawals allowed for first 90 days and 90 days early withdrawal notice needed. Early withdrawal interest rate - 1 ½%.

NOTE 5. PROPERTY & EQUIPMENT

On August 15, 2007 the Company acquired Oxygenation Equipment with a cost of $605,000 in exchange for common shares.

	February 28	November 30,
	2013	2012

Oxygenation equipment	$605,000	$605,000
Less: Impairment Loss	518,570	518,570
Net Property and Equipment	$86,430	$86,430

NOTE 6. NOTE PAYABLE TO RELATED PARTY

Note payable to related party as of February 28, 2013 and November 30, 2012 consist of the following:

	February 28, 2013	November 30, 2012
Due to an officer, unsecured, non-interest bearing	$45,613	$46,352

NOTE 7. NOTES PAYABLE

Note payable as of February 28, 2013 and November 30, 2012 consist of the following:

	February 28, 2013	November 30, 2012

Note payable to: Millenia Hope Inc. unsecured, with annual interest rate 7%.	$619,039	$608,392
Third parties, unsecured with annual interest of 4%, commencing July 1, 2009	104,203	107,063
Convertible note payable to third parties with annual interest of 2%,commencing March 1, 2011 Loan is convertible to common shares of Global Biotech at par to the lowest daily trading price of the shares on the conversion request date	206,432	213,612
Convertible note payable to third parties with annual interest of 8%,commencing April 30,2009 Loan is convertible to common shares of Global Biotech at the lesser of $1.00 per share or the average closing price of the shares for the 5 business days prior to conversion	314,189	319,089
	$1,243,863	$1,248,156

There are no beneficial conversion features because the Company has conversion right.

GLOBAL BIOTECH CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2013

(UNAUDITED)

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of February 28, 2013 and November 30, 2012:

Common stock, $ 0.0001 par value; 260,000,000 shares and 260,000,000 shares authorized February 28, 2013 and November 30, 2012 : 82,073,890 shares issued and outstanding as of February 28, 2013 and November 30, 2012.

Preferred Stock, $0.0001 par value; 80,000,000 shares authorized as February 28, 2013 and November 30, 2012. Zero (0) shares issued and outstanding as of February 28, 2013 and November 30, 2012.

NOTE 9 - SUBSEQUENT EVENTS

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

The Company’s short-term and medium-term objectives are as follows:

To attach our oxygenation unit in Quebec to the bottling line of a recognized North American bottler via a joint venture, said objective having been done.

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

On July 3, 2013 Mr. Leonard Stella joined the Company as its CEO and a Director.

On July 3, 2013 Mr. Yehuda Kops joined the Company as its CFO and a Director.

Three months ended February 28, 2013 compared to February 29, 2012.

Professional, selling, general and administrative in 2013 was $16,231 and $14,462 in 2012, a difference of $1,769. This was due to higher other SG&A fees in 2013.

We had net interest expense, on our loans, of $15,002 in 2013 and $14,611 in 2012 and $15,868 of foreign exchange losses in 2012 vs $19,262 of gains in 2013.

As a result of the above, we had a net loss of $11,971 in 2013 and$49,941 in 2012.

Liquidity and cash flow needs of the company

From December 1st, 2012 to February 28, 2013 the company realized $22,436 from operating activities while recording no revenues. From March 1, 2013 to November 30, 2013, the fiscal year- end, the company’s net cash flow needs will be $200,000.

Item 4T. CONTROLS AND PROCEDURES QUARTERLY EVALUATION OF THE COMPANY’S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

As of August 26, 2013, the date of the report, our Principal Executive Officer, (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange act of 1934, as amended. Based upon that evaluation, the Principal Executive and Financial Officer concluded that, as of February 28, 2013, the Company’s disclosure controls and procedures are effective.

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

GLOBAL BIOTECH CORP.

Date: August 28, 2013	/s/ Leonard Stella
Leonard Stella, CEO, Director

-10-