Form 10-Q
period 2013-05-31
Global Biotech Corp.
filed 2013-08-29
CIK 1126162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

As of August 28, 2013, the aggregate market value of the issuer's common stock based on its reported price on the OTC Bulletin Board held by non-affiliates of the issuer was approximately $114,903.

As of August 28, 2013, the Registrant had 82,073,890 shares of Common Stock outstanding.

INDEX

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets at May 31, 2013 (Unaudited), November 30, 2012

Statements of Operations (Unaudited) for the Three months and Six months ended May 31, 2013 and May 31, 2012 and from Inception (November 2, 1998) to May 31, 2013.

Statement of Cash Flows (Unaudited) for the Six months ended May 31, 2013 and May 31, 2012 and from Inception (November 2, 1998) to May 31, 2013.

Notes to the Financial Statements (Unaudited).

Item 2. Plan of Operations

Item 4T. Controls and Procedures

PART II: OTHER INFORMATION

Item 6. Exhibits and Reports On Form

SIGNATURES

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	May 31,2013	November 30, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$7	$7
Prepaid Expenses	70,642	95,581
Short Term Investments	196,084	198,160
Total current assets	266,733	293,748

Property & Equipment (Net)	86,430	86,430

Total Assets	$353,163	$380,178

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank overdraft	$—	$—
Accounts payables and accrued liabilities	1,080,604	972,551
Notes Payable related party	45,613	46,352
Note Payable	1,261,453	1,248,156
Total current liabilities	2,387,670	2,267,059

Stockholders' Equity
Preferred stock, $0.0001 par value authorized 80,000,00 shares 0 shares issued and outstanding May 31, 2013 and November 30, 2012	—	—
Common stock, $0.0001 par value authorized 260,000,000 shares: issued and outstanding 82,073,890 May 31, 2013 and 82,073,890 November 30, 2012	8,207	8,207
Paid in capital	1,667,790	1,667,790
Deficit accumulated during the development stage	(3,710,504)	(3,562,878)
Total Stockholders' Equity	(2,034,507)	(1,886,881)

Total liabilities and Stockholders' Equity	$353,163	$380,178

See the accompanying notes to financial statements.

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended May 31, 2013	Three Months Ended May 31, 2012	Six Months Ended May 31, 2013	Six Months Ended May 31, 2012	Inception to May 31, 2013

Revenues:	$—	$—	$—	$—	$944,811

Cost of Revenues:	—	—	—	—	603,063
	—	—	—	—	341,748
Operating Expenses:
Bad Debt Expense	—	—	—	—	120,844
Licensing rights	—	—	—	—	700,000
Depreciation Expense	—	—	—	—	73,274
Marketing	—	—	—	—	236,266
Professional Fees	2,000	2,000	4,000	4,000	229,295
Selling, general and administrative	118,467	12,449	132,698	24,911	1,864,429
Total Operating Expenses	120,467	14,449	136,698	28,911	3,224,108

(Loss) before other income (expense)	(120,467)	(14,449)	(136,698)	(28,911)	(2,882,360)

Other income (expense):
Other income	—	—			85,005
Foreign exchange gain (loss)	—	14,137	19,262	(1,731)	(29,934)
Interest income	2,402	2,287	4,804	4,574	141,993
Interest Expense	(17,590)	(16,864)	(34,994)	(33,762)	(543,732)
Gain on Sale of Investment	—	—	—	—	359,583
Impairment Loss	—	—	—	—	(849,831)
Write down - leasehold improvements	—	—	—	—	(2,663)
Write down - Notes receivable	—	—	—	—	11,435

Total other income (Expense)	(15,188)	(440)	(10,928)	(30,919)	(828,144)

Net (Loss)	$(135,655)	$(14,889)	$(147,626)	$(59,830)	$(3,710,504)

Basic weighted average common shares outstanding	82,073,890	82,073,890	82,073,890	82,073,890

Basic (Loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See the accompanying notes to financial statements.

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
Statement of Cash Flows (Unaudited)
			From Inception
	Six months ended		(November 2, 1998)
	May 31, 2013	May 31,2012	to May 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(147,626)	(59,830)	$(3,710,504)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	—	—	73,274
Common stock issued for services			436,143
Gain on sale of Investment			(359,583)
Impairment Loss	—	—	849,831
Write down of leasehold improvements	—	—	2,663
Write down of notes receivable	—	—	(11,435)
Accrued interest expense - note payable	34,994	33,762	434,244
Accrued interest income - note receivable	(4,804)	(4,574)	(136,467)
Changes in operating assets and liabilities
(Increase) Decrease - acc. rec/Prepaids	24,939	24,934	(70,642)
(Increase) Decrease in notes receivable	6,880	—	(459,308)
Increase (decrease) - accounts payable	108,053	5,713	1,080,604
Net Cash Provided by (used in) Operating Activities	22,436	5	(1,871,180)

Cash Flows from Investing Activities
Net sale (purchase of fixed assets	—	—	(60,937)
Purchase of short term investments	—	—	(168,560)
Proceeds from sale of investment shares	—	—	489,061
Net Cash Provided by (used in) Investing Activities	—	—	259,564

Cash Flows from Financing Activities
Bank Advances	—	—	—
Issue of Common stock	—	—	156,262
Payment of common stock subscription receivable	—	—	206,239
Proceeds from notes payable & related party	(22,436)	—	1,249,122
Net Cash provided by (used in) Financing Activities	(22,436)	—	1,611,623
Net Increase (Decrease) in Cash	—	5	7
Cash at Beginning of Period	7	9	—
Cash at End of Period	$7	$14	$7

Supplemental Cash Flow Disclosures:
Cash paid during period for interest
Cash paid during period for taxes

See accompanying notes to Financial Statements

GLOBAL BIOTECH CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

MAY 31, 2013

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported net losses of $135,655 and $147,626 for the three months and six months ended May 31, 2013 as well as reporting net losses of $3,710,504 from inception (November 2, 1998) to May 31, 2013. At May 31, 2013 the Company had negative working capital of $2,120,937 and stockholders’ deficit of $2,034,507. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

GLOBAL BIOTECH CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

MAY 31, 2013

(UNAUDITED)

NOTE 4. SHORT TERM INVESTMENT

As of May 31, 2013, the Company had purchased a term deposit in the amount of CAD172,000 (USD 166,840), bearing interest rate of 5%, maturing on November 6, 2013. As of May 31, 2013, the Company accrued 29,244 USD of interest income. No withdrawals allowed for first 90 days and 90 days early withdrawal notice needed. Early withdrawal interest rate - 1 ½%.

NOTE 5. PROPERTY & EQUIPMENT

On August 15, 2007 the Company acquired Oxygenation Equipment with a cost of $605,000 in exchange for common shares.

	May 31,	November 30,
	2013	2012

Oxygenation equipment	$605,000	$605,000
Less: Impairment Loss	518,570	518,570
Net Property and Equipment	$86,430	$86,430

NOTE 6. NOTE PAYABLE TO RELATED PARTY

Note payable to related party as of May 31, 2013 and November 30, 2012 consist of the following:

	May 31, 2013	November 30, 2012

Due to an officer, unsecured, non-interest bearing	$45,613	$46,352

NOTE 7. NOTES PAYABLE

Note payable as of May 31, 2013 and November 30, 2012 consist of the following:

	May 31, 2013	November 30, 2012

Note payable to: Millenia Hope Inc. unsecured, with annual interest rate 7%.	$629,872	$608,392
Third parties, unsecured with annual interest of 4%, commencing July 1, 2009	105,119	107,063
Convertible note payable to third parties with annual interest of 2%,commencing March 1, 2011 Loan is convertible to common shares of Global Biotech at par to the lowest daily trading price of the shares on the conversion request date	207,423	213,612
Convertible note payable to third parties with annual interest of 8%,commencing April 30,2009 Loan is convertible to common shares of Global Biotech at the lesser of $1.00 per share or the average closing price of the shares for the 5 business days prior to conversion	319,039	319,089
	$1,261,453	$1,248,156

There are no beneficial conversion features because the Company has conversion right.

GLOBAL BIOTECH CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

MAY 31, 2013

(UNAUDITED)

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31, 2013 and November 30, 2012:

Common stock, $ 0.0001 par value; 260,000,000 shares and 260,000,000 shares authorized May 31, 2013 and November 30, 2012: 82,073,890 shares issued and outstanding as of May 31, 2013 and November 30, 2012.

Preferred Stock, $0.0001 par value; 80,000,000 shares authorized May 31, 2013 and November 30, 2012. Zero (0) shares issued and outstanding as of May 31, 2013 and November 30, 2012.

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

On July 3, 2013 Mr. Leonard Stella joined the Company as its CEO and a Director.

On July 3, 2013 Mr. Yehuda Kops joined the Company as its CFO and a Director.

Three months ended May 31, 2012 compared to May 31, 2013.

Professional, selling, general and administrative in 2013 was $120,467 and $14,449 in 2012, a difference of $106,018. This was due to $100,000 of administrative- fees and $6,000 of car allowances in 2013.

We had net interest expense, on our loans, of $15,188 in 2013 and $14,577 in 2012 and $14,137 of foreign exchange gain in 2012 vs. no gain in 2013.

As a result of the above, we had a net loss of $135,655 in 2013 and$14,.889 in 2012.

Six months ended May 31, 2012 compared to May 31, 2013.

Professional, selling, general and administrative in 2013 was $136,698 and $28,911 in 2012, a difference of $107,787 This was due to $100,000 of administrative - fees and $6,000 of car allowances in 2013 and higher other SG&A expenses.

We had net interest expense, on our loans, of $30,190 in 2013 and $29,188 in 2012 and a foreign exchange loss of 1,731 in 2012 vs. $19,262 in 2013.

As a result of the above, we had a net loss of $147,626 in 2013 and $59,830 in 2012.

Liquidity and cash flow needs of the company

From March 1, 2013 to May 31, 2013 the company realized $22,436 from operating activities while recording no revenues. From June 1, 2013 to November 30, 2013, the fiscal year- end, the company’s net cash flow needs will be $200,000.

Item 4T. CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF THE COMPANY’S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

As of August 28, 2013, the date of the report, our Principal Executive Officer, (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange act of 1934, as amended. Based upon that evaluation, the Principal Executive and Financial Officer concluded that, as of May 31, 2013, the Company’s disclosure controls and procedures are effective.

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

GLOBAL BIOTECH CORP.

Date: August 29, 2013	/s/ Leonard Stella
Leonard Stella, CEO, Director

-11-