Form 10-Q
period 2013-08-31
Global Biotech Corp.
filed 2013-10-03
CIK 1126162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

As of October 1, 2013, the aggregate market value of the issuer's common stock based on its reported price on the OTC held by non-affiliates of the issuer was approximately $1,544,739.

As of October 1, 2013, the Registrant had 154,473,890 shares of Common Stock outstanding.

INDEX

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets at August 31, 2013 (Unaudited) and November 30, 2012
Statements of Operations (Unaudited) for the Nine and Three months ended August 31, 2013 and August 31, 2012 and from Inception (November 2, 1998) to August 31, 2013.
Statement of Cash Flows (Unaudited) for the Nine months ended August 31, 2013 and August 31, 2012 and from Inception (November 2, 1998) to August 31, 2013.
Notes to the Financial Statements (Unaudited).

Item 2. Plan of Operations

Item 4T. Controls and Procedures

PART II: OTHER INFORMATION

Item b. Exhibits and Reports On Form

SIGNATURES

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	August 31, 2013	November 30, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$23,535	$7
Prepaid expenses	58,175	95,581
Short term investments	195,046	198160
Total current assets	276,756	293,748

Property & Equipment (Net)	86,430	86,430

Total Assets	$363,186	$380,178

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank overdraft	$—	$—
Accounts payables and accrued liabilities	976,435	972,551
Notes Payable related party	45,244	46,352
Notes Payable	1,458,259	1,248,156

Total current liabilities	2,479,938	2,267,059

Stockholders' Equity
Preferred stock, $0.0001 par value authorized 80,000,000 shares 0 shares issued and outstanding August 31, 2013 and November 30, 2012	—	—
Common stock, $0.0001 par value authorized 260,000,000 shares: issued and outstanding 82,073,890 August 31, 2013 and 82,073,890 November 30,2012	8,207	8,207
Paid in capital	1,667,790	1,667,790
Deficit accumulated during the development stage	(3,792,749)	(3,562,878)

Total Stockholders' (Deficit) Equity	(2,116,752)	(1,886,881)
Total liabilities and Stockholders' Equity	$363,186	$380,178

See the accompanying notes to financial statements.

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended August 31,2013	Three Months Ended August 31,2012	Nine Months Ended August 31,2013	Nine Months Ended August 31,2012	Inception to August 31,2013

Revenues:	$—	$—	$—	$—	$944,811

Cost of Revenues:	—	—	—	—	603,063
	—	—	—	—	341,748
Operating Expenses:
Bad Debt Exp	—	—	—	—	120,844
Licensing rights	—	—	—	—	700,000
Depreciation Exp	—	—	—	—	73,274
Marketing	30,273	—	30,273	—	266,539
Professional Fees	2,000	2,000	6,000	6,000	231,295
Selling, general and administrative	46,854	13,336	179,552	39,978	1,911,283
Total Operating Expenses	79,127	15,336	215,825	45,978	3,303,235

(Loss) before other income (expense)	(79,127)	(15,336)	(215,825)	(45,978)	(2,961,487)

Other income (expense):
Other income	—	—	—	—	85,005
Foreign exchange gain (loss)	11,269	(15,878)	30,531	(15,878)	(18,665)
Interest income	2,402	2,287	7,206	6,861	144,395
Interest Expense	(16,789)	(17,249)	(51,783)	(51,011)	(560,521)
Gain on Sale of Investment	—	—	—	—	359,583
Impairment Loss	—	—	—	—	(849,831)
Write down - leasehold improvements	—	—	—	—	(2,663)
Write down - Notes receivable	—	—	—	—	11,435

Total other income (Expense)	(3,118)	(30,840)	(14,046)	(60,028)	(831,262)

Net (Loss)	$(82,245)	$(46,176)	$(229,871)	$(106,006)	$(3,792,749)

Basic weighted avg. common shares outstanding	82,073,890	82,073,890	82,073,890	82,073,890

Basic and Diluted (Loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See the accompanying notes to financial statements.

GLOBAL BIOTECH CORP.
(A DEVELOPMENT STAGE COMPANY)
Statement of Cash Flows (Unaudited)
			From Inception
	Nine months ended		(November 2, 1998)
	August 31, 2013	August 31, 2012	to August 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(229,871)	$(106,006)	$(3,792,749)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	—	—	73,274
Common stock issued for services	—	—	436,143
Gain on sale of Investment			(359,583)
Impairment Loss	—	—	849,831
Write down of leasehold improvements	—	—	2,663
Write down of notes receivable	—	—	(11,435)
Accrued interest expense - note payable	51,783	51,011	451,033
Accrued interest income - note receivable	(7,206)	(6,861)	(138,869)
Changes in operating assets and liabilities
(Increase) Decrease - accounts receivable/prepaids	37,406	37,401	(58,175)
(Increase) Decrease in notes receivable	10,320	(5,069)	(455,868)
Increase (decrease) - accounts payable	3,884	11,367	976,435
Net Cash Provided by (used in) Operating Activities	(133,684)	(18,157)	(2,027,300)

Cash Flows from Investing Activities
Net sale (purchase of fixed assets	—	—	(60,937)
Purcase of short term investments	—	—	(168,560)
Proceeds from sale of investment shares	—	—	489,061
Net Cash Provided by (used in) Investing Activities	—	—	259,564

Cash Flows from Financing Activities
Bank Advances	—	2	—
Issue of Common stock	—	—	156,262
Payment of common stock subscription receivable	—	—	206,239
Proceeds from notes payable & related party	157,212	18,146	1,428,770
Net Cash provided by (used in) Financing Activities	157,212	18,148	1,791,271

Net Increase (Decrease) in Cash	23,528	(9)	23,535

Cash at Beginning of Period	7	9	—
Cash at End of Period	$23,535	$—	$23,535

Supplemental Cash Flow Disclosures:

Cash paid during period for interest

Cash paid during period for taxes

See accompanying notes to Financial Statements

 GLOBAL BIOTECH CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2013

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported net losses of $82,245 and $229,871 for the three months and nine months ended August 31, 2013 as well as reporting net losses of $3,792,749 from inception (November 2, 1998) to August 31, 2013. At August 31, 2013 the Company had negative working capital of $2,203,182 and stockholders’ deficit of $2,116,752. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

GLOBAL BIOTECH CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2013

(UNAUDITED)

NOTE 4. SHORT TERM INVESTMENT

As of August 31, 2013, the Company had purchased a term deposit in the amount of CAD172,000 (USD 163,400), bearing interest rate of 5%, maturing on November 6, 2013. As of August 31, 2013, the Company accrued 31,646 USD of interest income. No withdrawals allowed for first 90 days and 90 days early withdrawal notice needed. Early withdrawal interest rate - 1 ½%.

NOTE 5. PROPERTY & EQUIPMENT

On August 15, 2007 the Company acquired Oxygenation Equipment with a cost of $605,000 in exchange for common shares.

	August 31,	November 30,
	2013	2012

Oxygenation equipment	$605,000	$605,000
Less: Impairment Loss	518,570	518,570
Net Property and Equipment	$86,430	$86,430

NOTE 6. NOTE PAYABLE TO RELATED PARTY

Note payable to related party as of August 31, 2013 and November 30, 2012 consist of the following:

	August 31, 2013	November 30, 2012
Due to an officer, unsecured, non-interest bearing	$45,244	$46,352

NOTE 7. NOTES PAYABLE

Note payable as of August 31, 2013 and November 30, 2012 consist of the following:

	August 31, 2013	November 30, 2012

Note payable to: Millenia Hope Inc. unsecured, with annual interest rate 7%.	$640,895	$608,392
Third parties, unsecured with annual interest of 4%, commencing July 1, 2009	104,147	107,063
Convertible note payable to third parties with annual interest of 2%,commencing March 1, 2011 Loan is convertible to common shares of Global Biotech at par to the lowest daily trading price of the shares on the conversion request date	204,328	213,612
Third parties, unsecured ,non-interest bearing	190,000
Convertible note payable to third parties with annual interest of 8%,commencing April 30,2009 Loan is convertible to common shares of Global Biotech at the lesser of $1.00 per share or the average closing price of the shares for the 5 business days prior to conversion	318,889	319,089
	$1,458,259	$1,248,156

There are no beneficial conversion features because the Company has conversion right.

GLOBAL BIOTECH CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2013

(UNAUDITED)

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31, 2013 and November 30, 2012:

Common stock, $ 0.0001 par value; 260,000,000 shares and 260,000,000 shares authorized August 31, 2013 and November 30, 2012 : 82,073,890 shares issued and outstanding as of August 31, 2013 and November 30, 2012.

Preferred Stock, $0.0001 par value; 80,000,000 shares authorized August 31, 2013 and November 30, 2012. Zero (0) shares issued and outstanding as of August 31, 2013 and November 30, 2012.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the unaudited interim financial statements.

As of September 10, 2013, Global acquired from Purthanol International all the intellectual property, process know-how and methodology, etc. for the production of Athanol, a green- technology ethanol fuel alternative, produced via the Purthanol Process. Further, the Company has acquired purchase orders of $28.5 million USD for the purchase of ethanol or Athanol from Purthanol International, delivery within the ensuing 12 months. Any other revenue generated via the Purthanol Process, will belong wholly and solely to Global as of the signing of this Agreement. The consideration for the above was 70 million (70,000,000) restricted common shares, valued at $0.01 per share or $700,000 USD.

On September 23, 2013 Global issued 2.4 million restricted common shares, valued at $24,000, in settlement of consulting services rendered.

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

The business objective of GLOBAL was to position AquaBoost™, our initial product being offered, as a top quality oxygenated water in the specialty waters market. Our oxygenation level (up to 100 ppm and greater), the ability of our bottled water to retain this level of oxygenation, even over lengthy periods of time and the purity of our product, we believed, should have given us the ability to become a staple in this specialty waters niche.

We set a conservative sales objective for our product, but no assurances can be given that the Company will meet their goals. The Company will also attempt to engage in partnering with other beverage distributors or leasing its technology for royalties in those regions and for those products where it will not negatively impact on potential AquaBoost™ sales.

GLOBAL BIOTECH CORP. ("GLOBAL"), formerly (SWORD COMP-SOFT CORP.) was organized on November 2, 1998. Its goal was to bring interactive healthcare information services utilizing the Internet to the consumer, the end user, to access what they, as individuals, need. As of March 5, 2003 this business was sold along with the assumption of a note payable in the amount of $700,000 to Millenia Hope Inc., its former parent corporation. In exchange, GLOBAL received 30.7 million shares of its outstanding common shares held by Millenia Hope Inc. Subsequently, GLOBAL acquired the exclusive 10 year North American licensing rights to a vehicle tracking system in exchange for 30.7 million of its common shares. As of February 24, 2005, GLOBAL’s Board of Directors concluded that its attempt to enter the vehicle tracking business was unsuccessful and entered into an agreement with Advanced Fluid Technologies Inc., on August 15, 2007, to acquire its assets pursuant to entering the oxygenated bottled water, market.

GLOBAL’s goal is to position AquaBoost(TM), the bottled oxygenated water product it acquired, as an energizing alternative to soft drinks and as a beverage with more health benefits than ordinary water. To date, the aforementioned product has had minimal sales and the Company will endeavor, but can offer no guarantees, to raise its sales level significantly.

As of September 10, 2013, Global acquired from Purthanol International all the intellectual property, process know-how and methodology, etc. for the production of Athanol, a green- technology ethanol fuel alternative, produced via the Purthanol Process. Further, the Company has acquired purchase orders of $28.5 million USD for the purchase of ethanol or Athanol from Purthanol International, delivery within the ensuing 12 months. Any other revenue generated via the Purthanol Process, will belong wholly and solely to Global as of the signing of this Agreement. The consideration for the above was 70 million (70,000,000) restricted common shares, valued at $0.01 per share or $700,000 USD.

On September 16, 2013 the Company sold its first license to the rights to utilize the Purthanol process for the production of Athanol for the Province of Quebec, Canada. Mr. Yvon Brin purchased the license on behalf of a newly formed corporation, Purthanol Quebec, that now owns this license.

GLOBAL’s registration statement, with the Security and Exchange Commission, was accepted on July 16, 2001 and it was cleared by FINRA on June 16, 2009 to trade its shares on the OTC: BB.

On July 3, 2013 Mr. Leonard Stella joined the Company as its CEO and a Director.

On July 3, 2013 Mr. Yehuda Kops joined the Company as its CFO and a Director.

On September 3, 2013 Mr. Louis Greco resigned and Mr. Louis Pharand took his position in the Company as its President and a Director.

On September 3, 2013 Mr. Serge Mersilian joined the Company as its Director of Communications.

Three months ended August 31, 2013 compared to August 31, 2012.

Marketing costs were $30,273 in 2013 and $0 in 2012, as we are embarking in getting our latest product, Athanol, into as many relationships and markets as possible. Professional, selling, general and administrative in 2013 was $48,854 and $15,336 in 2012, a difference of $33,518. This was primarily due to an additional $23,080 of consulting fees, again as we position our product and reorient the Company. Also we had $4,961 in additional regulatory fees, primarily bringing the franchise taxes to date, and higher office and other SG&A expenses.

We had net interest expense, on our loans, of $14,387 in 2013 and $14,962 in 2012 and $15,878 of foreign exchange losses in 2012 vs. a gain of $11,269 in 2013.

As a result of the above, we had a net loss of $82,245 in 2013 and $46,176 in 2012.

Nine months ended August 31, 2013 compared to August 31, 2012.

Marketing costs were $30,273 in 2013 and $0 in 2012, as we are embarking in getting our latest product, Athanol, into as many relationships and markets as possible. Professional, selling, general and administrative in 2013 was $185,552 and $45,978 in 2012, a difference of $139,574. This was primarily due to an additional $100,000 in administrative fees and $6,000 of auto expenses, as agreed to by a Resolution of the Board vs. none in 2012. Also, an additional $23,080 of consulting fees, again as we position our product and reorient the Company. Also we had $4,961 in additional regulatory fees, primarily bringing the franchise taxes to date, and higher office and other SG&A expenses.

We had net interest expense, on our loans, of $44,577 in 2013 and $44,150 in 2012 and $15,878 of foreign exchange losses in 2012 vs. a gain of$30,531 in 2013.

As a result of the above, we had a net loss of $229,871 in 2013 and$106,006 in 2012.

Liquidity and cash flow needs of the company

From June 1, 2013 to August 31, 2013 the company used $133,684 from operating activities while recording no revenues. From September 1, 2013 to November 30, 2013, the fiscal year- end, the company’s net cash flow needs will be $280,000.

Item 4T. CONTROLS AND PROCEDURES QUARTERLY EVALUATION OF THE COMPANY’S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

As of October 1, 2013, the date of the report, our Principal Executive Officer, (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange act of 1934, as amended. Based upon that evaluation, the Principal Executive and Financial Officer concluded that, as of August 31, 2013, the Company’s disclosure controls and procedures are effective.

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

Date: October 3, 2013	By: /s/ Leonard Stella
Leonard Stella , CEO
Principal Executive Officer