Form 10-K/A
Global Biotech Corp.
filed 2013-12-12
CIK 1126162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KA

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2012

Commission File Number 000-33271

GLOBAL BIOTECH CORP.

Delaware	98-022951
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Address of Principal Executive Offices)

2711 Centreville Rd Suite 400

Wilmington, Delaware 19808

Issuer's telephone number: (302) 288-0658

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common stock, par value $0.0001 per share Preferred stock, par value $0.0001 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act- [x] NO

Indicate by check markif the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act- [x] NO

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days -Yes |X|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Check if there is no disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K, is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information, statements incorporated by reference in Part 3 of this Form 10-K or any amendment to this Form 10-K- NO [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. [ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer (Do not check if a smaller reporting company) [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act) - NO [x]

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

Appointment, resignation of officers/directors

Sarbane Oxley Declarations

SIGNATURES

In accordance with the requirement of the Securities Exchange Act, this Annual Report or Amendment was signed by the following persons in the capacities and on the dates stated:

GLOBAL BIOTECH CORP.

Date:	December 10, 2013	By:	/s/ Leonard Stella
Leonard Stella, CEO, Director
(Principal Executive Officer)

/s/ Yehuda Kops
Yehuda Kops, CFO, Director
(Principal Financial and Accounting Officer)

/s/ Louis Pharand
Louis Pharand, President, Director

PLS CPA, A Professional Corp. t 4725 MERCURY STREET SUITE 210 t SAN DIEGO t CALIFORNIA 92111 t t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480 t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Global Biotech Corp.

We have audited the accompanying balance sheets of Global Biotech Corp. (the “Company”) as of November 30, 2012 and 2011 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended and for the period from November 2, 1998 (inception) through November 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Biotech Corp. as of November 30, 2012 and 2011, and the result of its operations and its cash flows for the years then ended and for the period from November 2, 1998 (inception) through November 30, 2012 in conformity with U.S. generally accepted accounting principles.

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

August 27, 2013

San Diego, CA. 92111

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

-34-