Form 10-K/A
period 2012-11-30
Purthanol Resources Ltd
filed 2014-02-14
CIK 1126162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KA

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2012

Commission File Number 000-33271

PURTHANOL RESOURCES LIMITED

(Formerly GLOBAL BIOTECH CORP.)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days -Yes |X|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Check if there is no disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K, is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information, statements incorporated by reference in Part 3 of this Form 10-K or any amendment to this Form 10-K- NO [x]

Table of Contents

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

At August 26, 2013, 82,073,890 shares of issuer's common stock were outstanding.

Table of Contents	2

PURTHANOL RESOURCES LIMITED

(Formerly GLOBAL BIOTECH CORP.)

FORM 10-K ANNUAL REPORT

Table of Contents	3

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

Table of Contents	4

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

Brand	Parts Per Million of Oxygen	Oxygen Retentive Ability Upon Opening of a Bottle 600 ml

Penta Waters	Up to 70	Not listed

Life O2	Up to 120	Less than 36 hours

O2 Canada	Up to 40	Not listed

Athletic Super Water	Up to 50	Not listed

Avani Extra Oxygen	Up to 50	Maximum up to 2 hours

Neva Sport	Up to 50	Within 24 hours

OxyL'eau	15	Not listed

Table of Contents	5

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

Table of Contents	6

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

Medical benefits, of elevated oxygen levels, include:

Treatment of:

- Infectious Diseases

- Chronic wounds

- Anemia/blood loss

- Post operative wound care

- Spinal cord injury

- Cerebral Damage

- Burn Victims

Improvements in:

- Cognitive performance

- Lowering blood pressure

- Depression

- Sleep Disorders

- Chronic joint and muscular pain

- Chronic Fatigue

- Respiratory and Heart problems

- Stimulation of metabolism

Table of Contents	7

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

Variation of PO2 levels in MMHG in relation to time, humans

Table of Contents	8

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

Table of Contents	9

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

Table of Contents	10

The Company’s long-term objectives are:

•	To position Aquaboost™ as a top quality oxygenated water in the specialty waters market - Aquaboost™’s oxygenation level (up to 100 ppm and greater), the ability of our bottled water to retain this level of oxygenation, even over lengthy periods of time, and the purity of our product, we believe, should give Aquaboost™ the ability to become a staple in this specialty waters niche;

•	To reach our 4 years sales objective - We have set a conservative sales objective of 4-6% of the European and American markets, or US$12.5 million to US$20 million of annual revenues by 2017 The fact that Aquaboost™ was seen by hundreds of distributors at the SIAL in Montreal, Canada in 2001, gives management confidence that Global has a market with the potential to meet these sales objectives; and

•	To enter other complimentary beverage fields - The Company has held discussions with several large beverage companies about oxygenating fruit juices. Should these discussions prove successful, the Company would have another major revenue generating area. The Company may also partner with other beverage distributors or lease its technology for royalties in those regions and for those products where it will not negatively impact potential Aquaboost™ sales. We are also conducting research and development on a potential new product that we currently refer to as “Aquaboost-VitA: Orange Antioxidant”.

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

Table of Contents	11

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

ITEM 2. DESCRIPTION OF PROPERTIES

Our head office is located at 2711 Centerville Rd Suite 400 in Wilmington, Delaware. We do not have a physical office in Canada.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

Table of Contents	12

PART 2

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Common stock	High	Low

2010

First Quarter	$0.30	$0.07

Second Quarter	$0.39	$0.03

Third Quarter	$0.10	$0.02

Fourth Quarter	$0.05	$0.02

2011

First Quarter	$0.06	$0.01

Second Quarter	$0.03	$0.01

Third Quarter	$0.02	$0.01

Fourth Quarter	$0.01	$0.01

2012

First Quarter	$0.01	$0.01

Second Quarter	$0.01	$0.01

Third Quarter	$0.01	$0.01

Fourth Quarter	$0.01	$0.01

2013

First Quarter	$0.01	$0.01

Second Quarter	$0.01	$0.01

Table of Contents	13

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

Table of Contents	14

(b) Debt Securities.

The Company has not issued any debt securities to date.

(c) Other securities to be registered

None

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Table of Contents	15

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

On February 1, 2012 Mr. Eric Sonigo was removed as the VP of Production.

On July 3, 2013 Mr. Leonard Stella joined the Company as its CEO and a Director.

On July 3, 2013 Mr. Yehuda Kops joined the Company as its CFO and a Director.

Table of Contents	16

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are included at the end of this Annual Report, after the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

Table of Contents	17

ITEM 9A.  CONTROLS AND PRODECURES

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

ITEM 9B. OTHER INFORMATION

None

Table of Contents	18

PART 3

ITEM 10. DIRECTOR AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Table of Contents	19

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

d) Involvement in certain legal proceedings

None

e) Committees

The Company has no standing audit, nominating and compensating committees of the Board of Directors or committees performing similar functions. Under the Sarbanes-Oxley Act of 2002, each public company is required to have an audit committee consisting solely of independent directors and to explain whether or not any independent director is a financial expert. In the event the public company does not have an audit committee, the Board of Directors becomes charged with the duties of the audit committee. Since the enactment of the Sarbanes-Oxley Act of 2002 which was signed into law by President Bush in July 2002, the Company's directors have without success, attempted to obtain independent directors to serve on the Board of Directors and on a newly formed audit committee. In the event the Company is successful in the future in obtaining independent directors to serve on the Board of Directors and on a newly formed audit committee, of which there can be no assurances given, the Board of Directors would first adopt a written charter. Such charter would be expected to include, among other things:

-	annually reviewing and reassessing the adequacy of the committees formal charter;
-	reviewing the annual audited financial statements with the adequacy of its internal accounting controls;
-	reviewing analyses prepared by the Company's management and independent auditors concerning significant financial reporting issues and judgments made in connection with the preparation of its financial statements;
-	being directly responsible for the appointment, compensation and oversight of the independent auditor, which shall report directly to the Audit Committee, including resolution of disagreements between management and the auditors regarding financial reporting for the purpose of preparing or issuing an audit report or related work;
-	reviewing the independence of the independent auditors;
-	reviewing the Company's auditing and accounting principles and practices with the independent auditors and reviewing major changes to its auditing and accounting principles and practices as suggested by the independent auditor or its management;
-	reviewing all related party transactions on an ongoing basis for potential conflict of interest situations; and
-	all responsibilities given to the Audit Committee by virtue of the Sarbanes-Oxley Act of 2002, which was signed into law by President George W. Bush on July 30, 2002.

Table of Contents	20

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

ITEM 11. EXECUTIVE COMPENSATION

(a) General

The following current or past Officers or Directors received compensation during fiscal 2010 or 2011, 2012.

None in 2010

2011- Leonard Stella - accrued salary only -$307,500

2011- Yehuda Kops - accrued salary only -$307,500

2012- Leonard Stella - accrued salary only -$75,000

2012 - Yehuda Kops - accrued salary only -$75,000

(b) Options/SAR Grants table

None

(c) Long Term Incentive Plan Award Table

None

Table of Contents	21

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

·	Each person known by us to own beneficially more than five (5%)percent of our outstanding common stock,
·	Each of our officers and directors and
·	All of our officers and directors as a group.

Name	Number Of Shares Owned Beneficially	% of Total

Jomuc Holdings	4,608,390	5.61%
1623 Buttonwood Bay
Belize City, Belize
(Represented by J. Muccari)

First Asian Investments	5,000,000	6.09%
1849 Maple Groves
Ottawa, Ontario K2S 1B9
(Represented by N. Delbello )

Louis Greco	25,000	0.03%
2711 Centerville Rd Suite 400
Wilmington, De 19808
President-Global Biotech

Leonard Stella	2,411,724	2.94%
2711 Centerville Rd Suite 400
Wilmington, De 19808
CEO-Global Biotech

All Directors and Officers	2,436,724	2.97%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of the date of this report, the Company owes $46,352 to Louis Greco, its former President and Director of the Company.

All our directors are also executive officers of the Company and, therefore, are not deemed to be independent.

Table of Contents	22

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

PART 4

ITEM 15. FINANCIAL STATEMENTS AND EXHIBITS

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

Statement of Shareholders' Equity From inception to November 30, 2012

Statement of Cash flows years ended November 30, 2011 and November 30, 2012 and from inception to November 30, 2012

Summary of Significant Accounting Policies year ended November 30, 2012

Notes to the Financial Statements year ended November 30, 2012

(b) List of Exhibits.

Reports on Form 8-K

Appointment, resignation of officers/directors

Sarbane Oxley Declarations

Table of Contents	23

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Purthanol Resources Limited

Date:	February 10, 2014	By:	/s/ Leonard Stella
Leonard Stella, CEO, Director
(Principal Executive Officer)

/s/ Yehuda Kops
Yehuda Kops, CFO, Director
(Principal Financial and Accounting Officer)

/s/ Louis Pharand
Louis Pharand, President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of February 10, 2014, by the following persons on behalf of the registrant in the capacities indicated:

Signature	Title
/s/ Leonard Stella	Chief Executive Officer, Director
Leonard Stella

/s/ Louis Pharand	President, Director
Louis Pharand

/s/ Yehuda Kops	Chief Financial Officer, Director
Yehuda Kops

/s/ Giles Lamarre	Vice President, Director
Giles Lamarre

Table of Contents	24

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

/s/PLS CPA

_________________________

PLS CPA, A Professional Corp.

August 27, 2013

San Diego, CA. 92111

Table of Contents	25

GLOBAL BIOTECH CORP.
(A Development Stage Company)
Balance Sheets
	As of	As of
	November 30,	November 30,
	2012	2011
ASSETS
CURRENT ASSETS
Cash	$7	$9
Prepaid Expenses	$95,581	$145,449
Short Term Investments	198,160	183,003

Total Current Assets	293,748	328,461

Property & Equipment (net)	86,430	172,858

TOTAL ASSETS	$380,178	$501,319

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank overdraft	$—	$—
Accounts payable	972,551	792,901
Notes payable - (related party)	46,352	44,381
Notes Payable	1,248,156	1,157,954

Total Current Liabilities	2,267,059	1,995,236

STOCKHOLDERS' EQUITY

Preferred Stock $0.0001 par value, Authorized 80,000,000 shares 0 shares issued and outstanding as of November 30, 2012 and November 30, 2011	—	—
Common stock $0.0001 par value, 260,000,000 Shares authorized: 82,073,890 shares issued and outstanding as of November 30, 2012 and 82,073,890 as of November 30, 2011	8,207	8,207
Paid-in capital	1,667,790	1,667,790
Deficit accumulated during the development stage	(3,562,878)	(3,169,914)

Total Stockholders' Equity	(1,886,881)	(1,493,917)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$380,178	$501,319

See Notes to the Financial Statements

Table of Contents	26

GLOBAL BIOTECH CORP.
(A Development Stage Company)
Statements of Operations

	Year Ended November 30, 2012	Year Ending November 30, 2011	November 2, 1998 (Inception) through November 30, 2012

REVENUES	$—	$—	$944,811

Costs of revenues	—	—	(603,063)

GROSS PROFIT	—	—	341,748

OPERATING COSTS
Bad debt expense	—	—	120,844
Licensing rights	—	—	700,000
Depreciation expense	—	—	73,274
Marketing expense	—	—	236,266
Professional fees	11,000	17,000	225,295
Selling, general and
administrative expense	215,875	940,779	1,731,731

Total Operating Costs	226,875	957,779	3,087,410

OPERATING (LOSS)	(226,875)	(957,779)	(2,745,662)

OTHER INCOME & (EXPENSES)
Fx	(20,304)	3,817	(49,206)
Interest income	9,148	8,665	137,189
Other income	—	—	85,005
Interest expense	(68,505)	-65,953	(508,738)
Write-down of leasehold improvements	—	—	(2,663)
Write-up of notes receivable, related parties	—	—	11,435
Impairment Loss	(86,428)	-86,428	(849,831)
Gain on sale of investment	—	—	359,583

Total Other Income & (Expenses)	(166,089)	-139,899	(817,216)

NET INCOME (LOSS)	$(392,964)	$(1,097,678)	$(3,562,878)

BASIC EARNINGS (LOSS) PER SHARE	$0.00	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	82,073,890	74,958,815

See Notes to the Financial Statements

Table of Contents	27

GLOBAL BIOTECH CORP.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From November 2, 1998 (inception) through November 30, 2011
	Common Shares	Common Stock	Additional Paid-in Capital	Stock Subscription Receivable	(Deficit) Accumulated During the Development Stage	Total

Balance, November 30, 1998	0	$—	$—	$—	$—	$—
Stock issued on April 30, 2000 for cash	10,400,000	1,040	258,961	(103,739)		156,262
Stock issued on April 30, 2000 for settlement of equipment purchase	600,000	60	14,940			15,000
Stock issued May 29, 2000 in exchange for 5,000,000 shares of Millenia Hope, Inc.	35,700,000	3,570	125,908			129,478
May 31, 2000 - collection on subscription				20,408		20,408
June 30, 2000 - collection on subscription				83,331		83,331
Net loss for November 2, 1998 (inception) to November 30, 2000					(69,231)	(69,231)
Balance, November 30, 2000	46,700,000	4,670	399,809	—	(69,231)	335,248

Stock issued on September 15, 2001 for cash	30,000	3	119,997	(120,000)		—
Stock issued on November 21, 2001 for cash	380,000	38	189,962	(190,000)		—
Net loss for the year ended November 30, 2001					(1,679)	(1,679)
Balance, November 30, 2001	47,110,000	4,711	709,768	(310,000)	(70,910)	333,569

Stock issued December 5, 2001 in exchange for payment of consulting fees	82,500	8	16,492			16,500
Stock issued May 13, 20002 in exchange for professional fees	205,200	21	51,354			51,375
September 4, 2005 - collection on subscription			(112,500)	112,500		—
Stock issued October 14, 2002 in exchange for payment on consulting fees	10,000	1	1,999			2,000
November 10, 2002 - collection on subscription			(95,000)	95,000		—
Net loss for the year ended November 30, 2002					(141,693)	(141,693)
Balance, November 30, 2002	47,407,700	4,741	572,113	(102,500)	(212,603)	261,751

Rounding	300					—
Stock issued December 1, 2002 in exchange for marketing expense	250,000	25	24,975			25,000
February 28, 2003 - collection on subscription				23,750		23,750
May 31, 2003 - collection on subscription				23,750		23,750
August 31, 2003 - collection on subscription				23,750		23,750
Stock issued October 20, 2003 in exchange for marketing expense	350,000	35	17,465			17,500
Stock issued October 20, 2003 in exchange for notes payable	257,500	26	12,849			12,875
November 30, 2003 - collection on subscription				31,250		31,250
Net loss for the year ended November 30, 2003					(715,903)	(715,903)
Balance, November 30, 2003	48,265,500	4,827	627,402	—	(928,506)	(296,277)

See Notes to the Financial Statements

Table of Contents	28

GLOBAL BIOTECH CORP.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

From November 2, 1998 (inception) through November 30, 2011

See Notes to the Financial Statements

Net loss for the year ended November 30, 2004	—	—	—	—	(12,963)	(12,963)
Balance, November 30, 2004	48,265,500	4,827	627,402	—	(941,469)	(309,240)

Net income for the year ended November 30, 2005	—	—	—	—	142,417	142,417
Balance, November 30, 2005	48,265,500	$4,827	$627,402	$—	$(799,052)	$(166,823)

Stock issued March 1, 2006 In exchange for services	1,000,000	100	900	—	—	1,000
Net (loss) for the year ended 11/30/2006	—	—	—	—	(47,203)	(47,203)
Balance November 30, 2006	49,265,500	4,927	628,302	$—	(846,255)	(213,026)

Stock issued August 15, 2007 In exchange of Property & Equipment & Goodwill	18,000,000	1,800	718,200	—	—	720,000
Net (loss) for the year ended 11/30/2007	—	—	—	—	(376,336)	(376,336)
Balance, November 30, 2007	67,265,500	6,727	1,346,502	$—	(1,222,591)	130,638

Net (loss) for the year ended 11/30/2008	—	—	—	—	(63,371)	(63,371)
Balance, November 30, 2008	67,265,500	6,727	1,346,502	$—	(1,285,962)	67,267

Net (loss) for the year ended 11/30/2009					(210,712)	(210,712)
Balance, November 30, 2009	67,265,500	6,727	1,346,502	$—	(1,496,674)	(143,445)

Stock issued for services Dec 18, 2009	333,000	$33	$83,300	$—	—	83,333
Stock issued for services Feb 18, 2010	63,490	6	18,310	$—	—	18,316
Net (loss) for the year ended November 30, 2010	—	—	—	$—	(575,562)	(575,562)
Balance, November 30, 2010	67,661,990	6,766	1,448,112	$—	(2,072,236)	(617,358)

Stock issued for services Jan 13, 2011	7,700,000	770	153,230	$—	—	154,000
Stock issued for services Oct. 20,2011	2,103,510	210	20,825	$—	—	21,035
Stock issued for services Nov 1, 2011	4,608,390	461	45,623	$—	—	46,084
Net (loss) for the year ended November 30, 2011	—	—	—	$—	(1,097,678)	(1,097,678)
Balance, November 30, 2011	82,073,890	8,207	1,667,790	$—	(3,169,914)	(1,493,917)

Net (loss) for the year ended November 30, 2012	—	—	—	$—	(392,964)	(392,964)
Balance, November 30, 2012	82,073,890	8,207	1,667,790	$—	(3,562,878)	(1,886,881)

See Notes to the Financial Statements

Table of Contents	29

Statements of Cash Flows
	Year Ended November 30, 2012	Year Ended November 30, 2011	November 2, 1998 (inception) through November 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(392,964)	$(1,097,678)	$(3,562,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense			73,274
Common stock issued for services	—	221,119	436,143
Gain on sale of Investment			(359,583)
Impairment Loss	86,428	86,428	849,831
Write-down of leasehold improvements			2,663
Write-down of notes receivable			(11,435)
Accrued interest expense - note payable	68,505	65,953	399,250
Accrued interest income - notes receivable	(9,148)	(8,665)	(131,663)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable & prepaids	49,868	49,863	(95,581)
(Increase) decrease in notes receivable	(6,009)	1720	(466,188)
Increase (decrease) in accounts payable	179,650	669,793	972,551
Net Cash Provided by (Used in) Operating Activities	(23,670)	(11,467)	(1,893,616)

CASH FLOWS FROM INVESTING ACTIVITIES
Net sale (purchase) of fixed assets	—	—	(60,937)
Purchase of short term investments	—	—	(168,560)
Proceeds from sale of investment shares	—	—	489,061
Net Cash Provided by (Used in) Investing Activities	—	—	259,564

CASH FLOWS FROM FINANCING ACTIVITIES
Bank Advances	—	(32)	—
Issuance of common stock	—	—	156,262
Payment of common stock subscription receivable	—	—	206,239
Proceeds from notes payable	23,668	11,508	1,271,558
Net Cash Provided by (Used in) Financing Activities	23,668	11,476	1,634,059

Net Increase (Decrease) in Cash	(2)	9	7
Cash at Beginning of Year	9	—	—
Cash at End of Year	$7	$9	$7

Supplemental Cash Flow Disclosures:
Cash paid during period for interest	$—	$—
Cash paid during period for taxes	$—	$—

Non-Cash flows activities
Shares issued for Property & Equipment	—	—	$605,000
Shares issued for Goodwill	—	—	115,000
Note receivable -related party offset with Note payable	—	—	181,878
Note receivable exchanged for Goodwill	—	—	216,261
	—	—	$1,118,139

See Notes to the Financial Statements

Table of Contents	30

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

Table of Contents	31

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

Table of Contents	32

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

Table of Contents	33

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

NOTE 5. PROPERTY & EQUIPMENT

On August 15, 2007 the Company acquired Oxygenation Equipment with a cost of $605,000 in exchange for common shares.

	November 30,	November 30,
	2012	2011

Oxygenation equipment	$605,000	$605,000
Less: Impairment Loss	518,570	432,142
Net Property and Equipment	$86,430	$172,858

Company recognized impairment losses of $86,428 and $86,428 for the years ended November 30, 2011 and 2012, respectively.

Table of Contents	34

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

Table of Contents	35

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

Table of Contents	36