Form 10-K
period 2013-11-30
Purthanol Resources Ltd
filed 2014-03-17
CIK 1126162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or

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

Issuer's revenues for its most recent fiscal year: $312,200

As of March 13, 2014, the aggregate market value of the issuer's common stock based on its reported price on the OTC Bulletin Board held by non-affiliates of the issuer was approximately $2,776,858.

At March 13, 2014 185,123,890 shares of issuer's common stock were outstanding.

Table of Contents	2

PURTHANOL RESOURCES LIMITED

( Formerly GLOBAL BIOTECH CORP.)

FORM 10-K ANNUAL REPORT

Table of Contents	3

ANNEX 1

DESCRIPTION OF BUSINESS

(a) Business Development

GLOBAL BIOTECH CORP. ("Global"), formerly (Sword Comp-Soft Corp.) was organized on November 2, 1998. Its goal was to bring interactive healthcare information services utilizing the Internet to the consumer, the end user, to access what they, as individuals, need.

As of March 5, 2003 this business was sold along with the assumption of a note payable in the amount of $700,000 to Millenia Hope Inc., its former parent corporation. Global’s vehicle tracking system was supposed to seamlessly tie together wireless communications and the Internet. As of February 24, 2005,Global concluded that this venture was unsuccessful. On August 15, 2007 Global acquired from Advanced Fluid Technologies Inc. a Delaware corporation, assets pursuant to entering the bottled water, more specifically the oxygenated bottled water, market. The corporation has not abandoned this business segment, but is now concentrating its efforts on its current acquisition.

On September 10, 2013, Global acquired from Purthanol International Ltd. their know-how and all technical aspects of the Purthanol extraction process, the two (2) purchase orders on hand (for forward delivery of Athanol, Purthanol’s ethanol product, within the next 12 months, or later if agreed to by both parties). The consideration for all the above was 70 million newly issued common shares of Global valued at $700,000. A part of said agreement is a non-compete clause with Global.

(b) Business of Issuer

Global’s primary mission is to use the Purthonal process methodology, acquired in September 2013, to produce an ethanol fuel alternative, our product named Athanol, in order to fulfill 2 orders on hand totaling $28.5 million USD. These orders are not contractual obligations, in any form. Should the Company not fulfill these orders, there are no penalties attached or other non-performance compensation due. These orders are due for delivery within 12 months and we may not be able to fully satisfy them and the customers may not agree to extend the deliver time. Nonetheless, at the least the customer will compensate us for whatever is delivered to that date. Further, based on informal discussions with the customers they have indicated that they are very eager to get deliveries of the product and expect that extending the orders should not be a problem. While the Company believes this to be the case, there is no certainty that it will transpire this way.

Ethanol Product Environmental Benefits

Ethanol is one of the best tools we have to fight air pollution from vehicles. And there is no fuel available at scale today that matches ethanol's ability to improve overall environmental quality compared to gasoline. From its biodegradable nature to reductions in greenhouse gas and tailpipe emissions, ethanol provides a tool to address environmental concerns. Ethanol contains 35% oxygen. Adding oxygen to fuel results in a more complete fuel combustion, reducing harmful tailpipe emissions and helps to displace the use of toxic gasoline components such as benzene, a carcinogen. Ethanol is a renewable fuel produced from plants, unlike petroleum-based fossil fuels that have a limited supply and are the major contributor of carbon dioxide (CO2) emissions, a greenhouse gas (GHG). Independent analyses comparing ethanol and gasoline show ethanol reduces GHG emissions from 30-50%. A study published by Yale University's Journal of Industrial Ecology found that GHG emissions from ethanol produced at modern dry-mill facilities are "... equivalent to a 48 percent to 59 percent reduction compared to gasoline, a twofold to threefold greater reduction than reported in previous studies. In 2012, the 13.2 billion gallons of ethanol produced reduced greenhouse gas emissions from on-road vehicles by 33.4 million tons.  That's equivalent to removing 5.2 million vehicles from the road for one year.  According to a University of California-Berkeley study, "Ethanol Can Contribute to Energy and Environmental Goals," the production of ethanol reduces petroleum use 95% as compared to gasoline refining.

Table of Contents	4

Using ethanol helps lower gasoline prices by expanding gasoline supplies and reducing the need for importing expensive, high-octane, petroleum-based gasoline components or more crude oil. Adding some 13 billion gallons to the nation's motor fuel pool - and blending it with gasoline in E10 - has a similar effect to the U.S. oil industry finding a way to extract 10% more gasoline from a barrel of oil.  Since the supply of motor fuel is increased, there is a downward pressure on prices.  A study by Iowa State University and the University of Wisconsin found that in 2010, domestic ethanol production helped keep gasoline prices $0.89 lower per gallon than they otherwise would have been. For the first decade of the 2000’s, the researchers found ethanol’s price-lowering impact averages $0.25 per gallon. Source: “The Impact of Ethanol Production on US and Regional Gasoline Markets: An Update to May 2009,” Xiaodong Du and Dermot J. Hayes, April 2011.  A May 2010 report found that the average American household is saving approximately $200-400 per year on gasoline because of ethanol's inclusion in the U.S. fuel supply.

MARKET

Today, ethanol is blended in nearly every gallon of unleaded gasoline sold in the U.S.

Annual Fuel Ethanol Production by Country (2007–2011) Top 10 countries/regional blocks (Millions of U.S. liquid gallons per year)
World rank	Country/Region	2011	2010	2009	2008	2007
1	United States	13,900	13,231	10,938	9,235	6,485
2	Brazil	5,573.24	6,921.54	6,577.89	6,472.2	5,019.2
3	European Union	1,199.31	1,176.88	1,039.52	733.60	570.30
4	China	554.76	541.55	541.55	501.90	486.00
5	Thailand			435.20	89.80	79.20
6	Canada	462.3	356.63	290.59	237.70	211.30
7	India			91.67	66.00	52.80
8	Colombia			83.21	79.30	74.90
9	Australia	87.2	66.04	56.80	26.40	26.40
10	Other			247.27
	World Total	22,356.09	22,946.87	19,534.993	17,335.20	13,101.7
Table of Contents	5

U.S. production and imports (2001–2010) (Millions of U.S. liquid gallons)
Year	Production	Imports	Demand
2001	1,770	n/a	n/a
2002	2,130	46	2,085
2003	2,800	61	2,900
2004	3,400	161	3,530
2005	3,904	135	4,049
2006	4,855	653	5,377
2007	6,500	450	6,847
2008	9,000	556	9,637
2009	10,600	190	10,940
2010	13,230	10	13,184

PURTHANOL’S ETHANOL PRODUCT-ATHANOL

Athanol, unlike most ethanol products produced from corn, is produced from sweet sorghum, historically cultivated as a source of sugar. In 1853, the crop was introduced to North American from Tropical Africa.  Owing to its origins, the species is a hardy crop, capable of growing in harsh environments, such as hot and dry regions of the world. Thus, sweet sorghum is better suited than corn as a source of renewal fuel in regions where corn is poorly adapted.

The United States produces and consumes more ethanol fuel than any other country in the world. The production of fuel ethanol from corn in the United States is controversial for a few reasons. Production of ethanol from corn is 5 to 6 times less efficient than producing it from sugarcane. Ethanol production from corn is highly dependent upon subsidies and it consumes a food crop to produce fuel. A much more efficient way of ethanol production has been suggested to use sugar beets or sweet sorghum which make about the same amount of ethanol as corn without using the corn food crop especially since they can both grow in less tropical conditions than sugar cane.The crops of corn, sugarcane and grain sorghum have enjoyed extensive research and development, including improved genetics and refined agronomic practices, such as fertilizer materials, rates and application timing.

ATHANOL ORDERS ON HAND

Purthanol has 2 orders on hand, from 2 energy corporations, one in Brazil for $25 million USD and the other Mexico for $3.5 million USD. Since 2009 the Brazilian ethanol industry has experienced financial stress due to the credit crunch caused by the economic crisis of 2008, poor sugarcane harvests due to unfavorable weather; high sugar prices in the world markets that made it more attractive to produce sugar rather than ethanol; and other domestic factors that resulted in a decline of its annual production despite a growing demand in the local market. Brazilian ethanol fuel production in 2011 was 21.1 billion liters (5.6 billion U.S. liquid gallons), down from 26.2 million liters (6.9 billion gallons) in 2010. A supply shortage took place for several months during 2010 and 2011 and prices climbed to the point that ethanol fuel was no longer attractive for owners of flex-fuel vehicles; the government reduced the minimum ethanol blend in gasoline to reduce demand and keep ethanol fuel prices from rising further; and for the first time since the 1990s, ethanol fuel was imported from the United States. Fulfilling the purchase orders on hand should ensure that we will be called upon to deliver more ethanol fuel products, such as our Athanol, for the foreseeable future.

Table of Contents	6

These orders are due for delivery within 12 months and we may not be able to fully satisfy them and the customers may not agree to extend the deliver time. Nonetheless, at the least the customer will compensate us for whatever is delivered to that date. Further, based on informal discussions with the customers they have indicated that they are very eager to get deliveries of the product and expect that extending the orders should not be a problem. While the Company believes this to be the case, there is no certainty that it will transpire this way.

AQUABOOST

Once funding is in place to produce the ethanol orders on hand, Global will look to position AquaBoost (TM), its bottled oxygenated water, as an energizing alternative to soft drinks and as a beverage with more health benefits than ordinary water. To date, the aforementioned product has had minimal sales and the Company will endeavor, but can offer no guarantees, to raise its sales level.

OXYGENATED WATER, THE PRODUCT

Oxygen enriched water is water that is treated, combined or infused with oxygen. Most oxygen enriched water companies claim that their water contains around seven times the oxygen of natural, mineral, tap or spring water. For many of the available brands the oxygen content is acknowledged to decrease over time (giving products a shorter shelf life) and also decreases when the oxygen-enriched water bottle is opened, as the oxygen slowly dissipates. Oxygenated water is a convenient source of additional oxygen for the body. The benefits of additional oxygen, according to the studies run and research done, include increased cardiovascular and muscular endurance. Oxygenated water raises the body's energy levels, improves concentration, calms the nervous system, and helps to remove toxins (See Tests and Studies sections of 10-K November 30, 2012).

BOTTLED WATER MARKET

Worldwide sales in the fast-growing bottled water industry have risen annually, over the past decade, surpassing $60 billion US in 2011. The United States market, the leading consumer of bottled water was $11.1 billion. Bottled water sales grew at a 16% non-compounded annual rate between 2002-2011 to reach 280 billion litres. Oxygenated bottled water is a sub-category, one of the groups of specialty beverages, of the broader bottled water market. Zenith International, a British food industry consultant, stated, in its January 2005 report, that the worldwide sales of bottled oxygenated water in 2004 reached 110 million litres, a growth of 30% from previous year and 65% during the past 2 years. The 2004 sales figures for oxygenated bottled water were 32 million litres for the United States and 40 million litres for Europe, respectively. As per the previously mentioned Zenith report, oxygenated water sales should have doubled between 2004 and the year 2008, yielding an annual growth rate of 20%.

AQUABOOST(TM)

AquaBoost(TM) is "oxygenated" water: it has been treated to retain oxygen in concentrations far higher than those found in nature. For example, water can retain 9 parts per million (ppm) of oxygen at 20(degree) under a pressure of one atmosphere. Studies conducted by the Quebec government have confirmed that our water contained at least 20 ppm - the highest concentration detectable by the government lab's measurement instruments. Our own tests established that AquaBoost(TM) contained in excess of 80 ppm and even exceeded 100 ppm, even six months after bottling (See Tests and Studies section 10-K November 30, 2012).

POTENTIAL CONSUMERS

AquaBoost(TM) offers important benefits to consumers. In raising their oxygen levels, people not only feel better and have increased energy levels, they also think more clearly and function at peak performance for longer periods of time, improving their work and leisure time productivity.

Table of Contents	7

An in house survey of potential AquaBoost(TM) customers and the 2005 report of Zenith International tell us that they are health-conscious, men and women who will benefit from the additional oxygen in their bodies. They lead active lifestyles, engage in sports and other physical activities and are looking for healthy, nourishing alternatives to soft drinks and other traditional beverages.A secondary group that we have identified, through the same research, are the elderly, who may encounter oxygen deprivation through illness and physical trauma. Oxygen reduces the effectiveness of pathogenic bacteria and viruses. As a simple source of oxygen. AquaBoost(TM) can offer these consumers better health.

As with many scientific claims, there are detractors from the benefit of ingesting oxygen enriched water. The tests and studies we have quoted in our 10-K- November 30, 2012 are the validation for our beliefs in the benefit of oxygenated water.

Business Objectives and Milestones

Global’s primary mission is to use the Purthonal process methodology to produce an ethanol fuel alternative in order to fulfill 2 orders on hand totaling $28.5 million USD. . These orders are not contractual obligations, in any form. Should the Corporation not fulfill these orders, there are no penalties attached or other non-performance compensation due. These orders are due for delivery within 12 months and we may not be able to fully satisfy them and the customers may not agree to extend the deliver time. Nonetheless, at the least the customer will compensate us for whatever is delivered to that date. Further, based on informal discussions with the customers they have indicated that they are very eager to get deliveries of the product and expect that extending the orders should not be a problem. While the Company believes this to be the case, there is no certainty that it will transpire this way.

October 2013-acquisition of Purthonal process methodology to produce an ethanol fuel alternative finalized- cost 70 million treasury shares of Global Biotech (now renamed Purthanol Resources Limited)

Q2 -2014 secure funding for the micro-distilleries (production equipment that turns raw material-specifically sweet sorghum into ethanol) that will be capable of producing the $22 million of ethanol needed to fulfill our purchase orders. $1 million is needed to fund an insurance bond that will secure a lease to purchase contract for $10 million worth of equipment.

Q2 -2014 secure funding for the raw material necessary to commence production of the aforesaid ethanol product- $1 million to cover material costs and labor to harvest the plant material, and another $500,000 to cover all initial start-up and ancillary costs.

By end of Q3-2014 –Commence production of ethanol and deliver first shipments to clients, use cash flow to continue production of Athanol (our ethanol product name) until the orders are completed, expected to be in Q2 2015.

Funding for the $2.5 million needed to commence the project, until sales cash flow comes on line, is expected either from parties looking to acquire an exclusive territory (country or continental region) license for the Purthanol process, from investors interested either in a profit sharing arrangement or purchase of Purthanol shares as an equity stake or a combination of the above. Talks are ongoing with several parties, who have expressed an interest in the various above scenarios.

In order to carry out our business plan and fulfill our orders on hand we would need

  $2.5 million. Please see the above section, Business Objectives and Milestones, which clearly delineates the funds needed and the sources of those that are availa
  To strengthen its investor relations program, to increase shareholder value and increase public investors’ interest in the Company; and
  To complete development of additional oxygenated and non-oxygenated drinks with nutraceutical values, which can be added to the Company’s product offering, distributed by others, or licensed to others.

Table of Contents	8

EMPLOYEES

There are no signed contracts with any employees. At the current time the following officers are its only employees:

Leonard Stella-CEO-Director

Hired in July of 2013, to bring his strategic vision of the future to Global and to jumpstart its revenue stream. Will be devoting his full –time efforts to the Company and is a resident of Montreal.

Louis Pharand – President and Director

Hired in September 2013 to coordinate and implement the purthanol project. His ability to implement programs and to communicate directly with heads of states and international business people will help to make this venture a success. Resident of Quebec.

Yehuda Kops-CFO-Director

Hired in July of 2013, to bring his expertise in SEC filings and overall financial and fiscal acumen to the Company. Currently devotes all the time necessary to bring the financial and regulatory filings to a current status and is a Montreal resident

Gilles Lamarre- Vice President-Director

Responsible for assisting the President with general oversight of the Company, its operations and shareholder communications. Currently, he devotes the time necessary to the Company and is a Montreal resident

.Although the aforementioned four officers did not work full time for GLOBAL; each one devoted an adequate amount of time to accomplish his role in the corporate structure. Whenever it is necessary, each of these officers puts in work time over and above their regularly scheduled workday. Once sales and production are in place they will devote more time to the Company.

ITEM 2. DESCRIPTION OF PROPERTIES

Our head office is located at 2711 Centerville Rd Suite 400 in Wilmington, Delaware. We do not have a physical office in Canada.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART 2

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS AND ISSUER AND ISSUER PURCHASES OF EQUITY SECURITIES

Table of Contents	9

The Company's Common Stock is currently quoted for trading on the Over The Counter Bulletin Board Market under the symbol PURT. The following table sets forth the range of quarterly, high and low sale prices for the Company's Common Stock from fiscal 2010 to date. The quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Common stock	High	Low

2010

First Quarter	$0.30	$0.07

Second Quarter	$0.39	$0.03

Third Quarter	$0.10	$0.02

Fourth Quarter	$0.05	$0.02

2011

First Quarter	$0.06	$0.01

Second Quarter	$0.03	$0,01

Third Quarter	$0.02	$0.01

Fourth Quarter	$0.01	$0.01

2012

First Quarter	$0.01	$0.01

Second Quarter	$0.01	$0,01

Third Quarter	$0.01	$0.01

Fourth Quarter	$0.01	$0.01

2013

First Quarter	$0.01	$0.01

Second Quarter	$0.01	$0.01

Third Quarter	$0.01	$0.02

Fourth Quarter	$0.01	$0.04

First Quarter	$0.01	$0.01

Of the 185,123,890 shares of common stock outstanding, 104,311,900 shares are currently subject to the resale restrictions and limitations of Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate, or persons whose shares are aggregated with affiliates, who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed 1% of the

Table of Contents	10

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

(b) Holders

As of March 13, 2014, there were over 280 holders of the Company's common stock.

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

(d) Recent Sales of Unregistered Securities.

Common Stock

(a) Common or Preferred Stock

The Company is authorized to issue 260,000,000 shares of Common Stock, $0.0001 par value, of which 185,123,890 shares were issued and outstanding as of the date hereof. Each outstanding share of Common Stock is entitled to one (1) vote, either in person or by proxy, on all matters that may be voted upon the owners thereof at meetings of the stockholders.

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

(b) Debt Securities.

The Company has not issued any debt securities to date.

(c) Other securities to be registered

Table of Contents	11

None

ITEM 6. SELECTED FINANCIAL DATA.

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

GLOBAL BIOTECH CORP. ("Global"), formerly (Sword Comp-Soft Corp.) was organized on November 2, 1998 to bring interactive healthcare information services utilizing the Internet to the consumer. As of March 5, 2003 this business was sold. Global’s vehicle tracking system was supposed to seamlessly tie together wireless communications and the Internet with global positioning technology. As of February 24, 2005, Global concluded that this venture was unsuccessful. On August 15, 2007 Global acquired from Advanced Fluid Technologies Inc. a Delaware corporation, assets pursuant to entering the bottled water, more specifically the oxygenated bottled water, market. The corporation has not abandoned this business segment, but is now concentrating its efforts on its current acquisition.

On September 10, 2013, Global acquired from Purthanol International Ltd. their know-how and all technical aspects of the Purthanol extraction process, two (2) purchase orders on hand (for forward delivery of Athanol, Purthanol’s ethanol product, within the next 12 months, or later if agreed to by both parties). The consideration for all the above was 70 million newly issued common shares of Global valued at $700,000. A part of said agreement is a non-compete clause with Global.

Global’s primary mission is to use the Purthonal process methodology, acquired in September 2013, to produce an ethanol fuel alternative, our product named Athanol, in order to fulfill 2 orders on hand totaling $28.5 million USD. These orders are not contractual obligations, in any form. Should the Company not fulfill these orders, there are no penalties attached or other non-performance compensation due. These orders are due for delivery within 12 months and we may not be able to fully satisfy them and the customers may not agree to extend the deliver time. Nonetheless, at the least the customer will compensate us for whatever is delivered to that date. Further, based on informal discussions with the customers they have indicated that they are very eager to get deliveries of the product and expect that extending the orders should not be a problem. While the Company believes this to be the case, there is no certainty that it will transpire this way.

Table of Contents	12

Business Objectives and Milestones

Q2 -2014 secure funding for the micro-distilleries (production equipment that turns raw material-specifically sweet sorghum into ethanol) that will be capable of producing the $22 million of ethanol needed to fulfill our purchase orders. $1 million is needed to fund an insurance bond that will secure a lease to purchase contract for $10 million worth of equipment.

Q2 -2014 secure funding for the raw material necessary to commence production of the aforesaid ethanol product- $1 million to cover material costs and labor to harvest the plant material, and another $500,000 to cover all initial start-up and ancillary costs.

By end of Q3-2014 –Commence production of ethanol and deliver first shipments to clients, use cash flow to continue production of Athanol (our ethanol product name) until the orders are completed, expected to be in Q2 2015.

Funding for the $2.5 million needed to commence the project, until sales cash flow comes on line, is expected either from parties looking to acquire an exclusive territory (country or continental region) license for the Purthanol process, from investors interested either in a profit sharing arrangement or purchase of Purthanol shares as an equity stake or a combination of the above. Talks are ongoing with several parties, who have expressed an interest in the various above scenarios.

July 3, 2013 Mr. Leonard Stella joined the Company as its CEO and a Director.

On July 3, 2013 Mr. Yehuda Kops joined the Company as its CFO and a Director.

On September 3, 2013 Mr. Louis Greco resigned and Mr. Louis Pharand took his position in the Company as its President and a Director.

On September 3, 2013 Mr. Serge Mersilian joined the Company as its Director of Communications

On September 10, 2013,Global acquired, from Purthanol International, their know-how and all technical aspects of the purthanol extraction process. Further, they also acquired all purchase orders on hand (for forward delivery of purthanol within the next 12 months, or later if agreed to by both parties). The consideration for all the above was 70 million newly issued common shares of Global valued at $700,000. A part of said agreement is a non-compete clause with Global.

On December 16, 2013, finalized an agreement with the owner of Biocardel Quebec, a privately held company, to acquire 100% of all outstanding shares of that corporation for $5 million, payable $100,000 at signing of the Agreement, $2,400,000 in 9 months, as a balance of sale and $2,500,000 in preferred convertible shares of Global. These shares are convertible at a 25% discount to the 90 trading -day average sales price of the common shares, whenever Global chooses to exercise the conversion rights. Biocardel owns a production facility in Richmond, Quebec, that turns biologic oil waste products and byproducts into biodiesel fuel, a commodity in demand in both North America and Europe.

On February 4, 2014 FINRA accepted the Corporate name change from Global Biotech Corp. to Purthanol Resources Limited, as well the symbol change to PURT from GBIQ.

Year ended November 30, 2013 compared to November 30, 2012

We had revenue of $312,200 in 2013. This was comprised of the sale of a Purthanol territorial license for the Province of Quebec for $312,200. We had $0 in revenue in 2012

In 2013 we had $15,000 of professional fees and $11,000 in 2012. We had $671,388 of SG&A expenses in 2013 and $215,875 in 2012, a difference of $455,513. This was made up of a salaries accrual of $100,000

Table of Contents	13

in 2013 and $150,000 in 2012, as well as automobile allowances of $6,000 vs $12,200 in 2012. We had $5,500 of extra regulatory costs in 2013 vs 2012 and $461,600 in extra consulting fees in 2013 over 2012, and $33,500 in extra PR costs in our effort to fund and strategize our newly acquired Purthanol Process asset. Other extra SG&A costs were $11,000 higher than 2012.

We had net Other Income of $162,200 in 2013. This was comprised of the sale of a Purthanol territorial license for $312,200 with an attached cost of $150,000. We had $0 in other income in 2012.

We had net interest expense, on our outstanding notes, of $60,147 in 2013 and $59,357 in 2012. We had an Fx gain of $30,787 in 2013 and a loss of $20,304 in 2012.

We had an impairment write-down of $132,138 in 2013 and $86,248 in 2012.

As a result of the foregoing we had a loss of $523,686 in 2013 and a loss of $392,964 in 2012.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2012 the corporation had a negative cash flow of $2,000 per month, this entire sum was covered from loans from officers and other borrowings.

For the 12 months ending November 30, 2013, the outflow from operating expenses came to $18,000 per month. This amount was covered by the sale of a licensing agreement for $312,200, of which we received $190,000 during fiscal 2013 and other small borrowings.

The company’s cash needs for the year ending November 30, 2014, are limited to basic expenditures for filing and regulatory purposes and minor operating expenses, approximately $2,500 per month. Cash on hand and small borrowings from officers and others is adequate to sustain those needs.

In order to carry out our business plan and fulfill our orders on hand we would need $2.5 million. Please see the above section, Business Objectives and Milestones, which clearly delineates the funds needed and the sources of those that are available to us.

At November 30, 2013 the company had negative working capital of $1,986,567. Management did not generate revenue through sales during the fiscal year. The officers and directors of the company have indicated their commitment to help in finding funds to aid in the operations of the organization during the next fiscal year, until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead.

Recent Accounting Pronouncements

Recent pronouncements issued by the FASB or other authoritative accounting standard groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are included at the end of this Annual Report, after the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

Table of Contents	14

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive and Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”), and, based on this evaluation, our Chief Executive and Financial Officer have concluded that these controls and procedures were effective at the Evaluation Date.  There were no changes in our internal controls over financial reporting during the last quarter of fiscal 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We have assessed the effectiveness of our internal control over financial reporting as of November 30, 2013.  In making this assessment, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, we believe that as of November 30, 2013, our internal control over financial reporting is effective.

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

Table of Contents	15

ITEM 9B. OTHER INFORMATION

None

PART 3

ITEM 10. DIRECTOR AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

a) Directors and Executive Officers

Name	Age	Title

Leonard Stella	52	Chief Executive Officer-Director
Louis Pharand	59	President-Director
Yehuda Kops	59	Chief Financial Officer - Director
Gilles Lamarre	65	Vice President-Director

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

Louis Pharand – President and Director

Mr.Louis Pharand is currently the president of Purthanol Ltd. and the moving force behind the implementation of the purthanol process, worldwide. Mr. Pharand has been the presidential pilot for H.E.M. Marc Ravalomanana of Madagascar and has worked alongside the Chief of Staff to the President, as a consultant for foreign delegations and corporations looking to do business in Madagascar and other countries. Mr. Pharand also has an expertise in providing security to heads of states.

Mr Pharand is presently active in the coordination and implementation of several projects, primarily purthanol, through his many contacts in the business world. His ability to implement programs and to communicate directly with heads of states and international business people have created an infrastructure to make this venture a success.

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

Gilles Lamarre – Vice President and Director

Table of Contents	16

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

d) Involvement in certain legal proceedings

None

e) Committees

The Company has no standing audit, nominating and compensating committees of the Board of Directors or committees performing similar functions. Under the Sarbanes-Oxley Act of 2002, each public company is required to have an audit committee consisting solely of independent directors and to explain whether or not any independent director is a financial expert. In the event the public company does not have an audit committee, the Board of Directors becomes charged with the duties of the audit committee. Since the enactment of the Sarbanes-Oxley Act of 2002 which was signed into law by President Bush in July 2002, the Company's directors have without success, attempted to obtain independent directors to serve on the Board of Directors and on a newly formed audit committee. In the event the Company is successful in the future in obtaining independent directors to serve on the Board of Directors and on a newly formed audit committee, of which there can be no assurances given, the Board of Directors would first adopt a written charter. Such charter would be expected to include, among other things:

-	annually reviewing and reassessing the adequacy of the committees formal charter;
-	reviewing the annual audited financial statements with the adequacy of its internal accounting controls;
-	reviewing analyses prepared by the Company's management and independent auditors concerning significant financial reporting issues and judgments made in connection with the preparation of its financial statements;
-	being directly responsible for the appointment, compensation and oversight of the independent auditor, which shall report directly to the Audit Committee, including resolution of disagreements between management and the auditors regarding financial reporting for the purpose of preparing or issuing an audit report or related work;
-	reviewing the independence of the independent auditors;

Table of Contents	17

-	reviewing the Company's auditing and accounting principles and practices with the independent auditors and reviewing major changes to its auditing and accounting principles and practices as suggested by the independent auditor or its management;
-	reviewing all related party transactions on an ongoing basis for potential conflict of interest situations; and
-	all responsibilities given to the Audit Committee by virtue of the Sarbanes-Oxley Act of 2002, which was signed into law by President George W. Bush on July 30, 2002.

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

f) Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities ("ten-percent shareholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent shareholders also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended November 30, 2013, all of our officers, directors and ten-percent shareholders complied with the Section 16(a) reporting requirements.

ITEM 11. EXECUTIVE COMPENSATION

(a) General

The following current or past Officers or Directors received compensation during fiscal 2011, 2012 or 2013.

2011- Leonard Stella - accrued salary only -$307,500, Bonus-$0 Long Term Compensation-$0

2011- Yehuda Kops - accrued salary only -$307,500, Bonus-$0 Long Term Compensation-$0

2012- Leonard Stella - accrued salary only -$75,000, Bonus-$0 Long Term Compensation-$0

2012- Yehuda Kops - accrued salary only -$75,000, Bonus-$0 Long Term Compensation-$0

2013- Leonard Stella - accrued salary only -$50,000 Bonus-$0 Long Term Compensation-$0

Table of Contents	18

2013- Yehuda Kops - accrued salary only -$50,000, Bonus-$0 Long Term Compensation-$0

There were no bonuses nor long term compensation, whether in cash or shares

Given to any officer of the Company

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

(f) Report on Repricing of options/SAR

None

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 14, 2014, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for

•	Each person known by us to own beneficially more than five (5%)percent of our outstanding common stock,
•	Each of our officers and directors and
•	All of our officers and directors as a group.

Name	Number Of Shares Owned Beneficially	% of Total

Purthanol International	70,000,000	37.8%
2215-B Renaissance Dr
Las Vegas, Nevada

Louis Greco	25,000	.00%
2711 Centerville Rd Suite 400
Wilmington, De 19808
Former President-Global Biotech

Leonard Stella	2,441,724	1.32%
2711 Centerville Rd Suite 400
Wilmington, De 19808
CEO-Purthanol Resources

All Directors and Officers	2,466,724	1.32%

Table of Contents	19

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of the date of this report, the Company owes $45,244 to Louis Greco, its former President and Director of the Company for funds lent to the Company.

As of the date of this report, the Company owes $423,181 to Leonard Stella, its CEO, and $423,181 to Yehuda Kops, its CFO, for accrued administrative fees.

All our directors are also executive officers of the Company and, therefore, are not deemed to be independent.

Item 14. Principal Accountant Fees and Service

Audit Fees

For the fiscal year ended November 30, 2013, the aggregate fees billed for professional services rendered by PLS CPA, A Professional Corporation ("independent auditors") for the audit of the Company's annual financial statements totaled approximately $15,000.

Financial Information Systems Design and Implementation Fees

For the fiscal year ended November 30, 2013 there were $-0- in fees billed for professional services by the Company's independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

For the fiscal year ended November 30, 2013 there was $0 in fees billed for other service.

PART 4.

ITEM 15. FINANCIAL STATEMENTS AND EXHIBITS

(a)	List of Financial statements filed herewith

PURTHANOL RESOURCES LIMITED.

(A company in the development stage)

Table of Contents	20

PLS CPA, A Professional Corp.

t 4725 MERCURY STREET SUITE 210 t SAN DIEGO t CALIFORNIA 92111 t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480

t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Purthanol Resources Limited

(Formerly Global Biotech Corp.)

(A Development Stage Company)

We have audited the accompanying balance sheets of Purthanol Resources Limited (Global Biotech Corp.) (the “Company”) as of November 30, 2013 and 2012 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended and for the period from November 2, 1998 (inception) through November 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Purthanol Resources Limited as of November 30, 2013 and 2012, and the result of its operations and its cash flows for the years then ended and for the period from November 2, 1998 (inception) through November 30, 2013 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

_________________________

PLS CPA, A Professional Corp.

March 17, 2014

San Diego, CA. 92111

Table of Contents	21

PURTHANOL RESOURCES LIMITED
(Formerly GLOBAL BIOTECH CORP.)
(A Development Stage Company)
Balance Sheets

	As of November 30, 2013	As of November 30, 2012
ASSETS
CURRENT ASSETS
Cash	$114	$7
Prepaid Expenses	0	95,581
Notes Receivable	122,200	0
Short Term Investments	197,448	198,160
Total Current Assets	319,762	293,748
Property & Equipment (Net)	—	86,430
Intangible Assets	700,000	—
TOTAL ASSETS	$1,019,762	$380,178

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
Bank Overdraft	$—	$—
Accounts Payable	974,854	972,551
Notes Payable - (Related Party)	45,244	46,352
Notes Payable	1,286,231	1,248,156
Total Current Liabilities	2,306,329	2,267,059

STOCKHOLDERS EQUITY
Preferred Stock $0.0001 par value, Authorized 80,000,000 shares, 0 shares issued and outstanding as of November 30, 2013 and November 30, 2012	—	—
Common Stock $0.0001 par value, 260,000,000 shares authorized: 164,473,890 shares issued and outstanding as of November 30, 2013 and 82,073,890 as of November 30, 2012	16,447	8,207
Paid-in capital	2,795,550	1,667,790
Deficit accumulated during the development stage	(4,098,564)	(3,562,878)
Total Stocksholders Equity	(1,286,567)	(1,886,881)
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$1,019,762	$380,178

See Notes to the Financial Statements

Table of Contents	22

PURTHANOL RESOURCES LIMITED
(Formerly GLOBAL BIOTECH CORP.)
(A Development Stage Company)
Statement of Operations

	Year Ended November 30, 2013	Year Ended November 30, 2012	November 2, 1998 (Inception) through November 30, 2013

REVENUES	$312,200	$—	$1,257,011
Cost of revenues	—	—	—
GROSS PROFIT	312,200	—	653,948
OPERATING COSTS
Bad debt expense	—	—	120,844
Licensing rights	—	—	700,000
Depreciation expense	—	—	73,274
Marketing expense	—	—	236,266
Professional fees	15,000	11,000	240,295
Selling, general and administrative expense	671,388	215,875	2,403,119
Total operating costs	686,388	226,875	3,773,795
OPERATING (LOSS)	(374,188)	(226,875)	(3,119,850)
OTHER INCOME & (EXPENSES)
Fx	30,787	(20,304)	(18,419)
Interest income	9,608	9,148	146,797
Other income (net)	—	—	85,005
Interest expense	(69,755)	(68,505)	(578,493)
Write-down of leasehold improvements	—	—	(2,663)
Write-up of notes receivable, related parties	—	—	11,435
Impairment Loss	(132,138)	(86,428)	(981,969)
Gain on sale of investment	—	—	359,583
Total Other Income & (Expenses)	(161,498)	(166,089)	(978,714)
NET INCOME (LOSS)	$(535,686)	$(392,964)	$(4,098,564)
BASIC EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	99,842,657	82,073,890

See Notes to the Financial Statements

Table of Contents	23

PURTHANOL RESOURCES LIMITED
(Formerly GLOBAL BIOTECH CORP.)
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From November 2, 1998 (inception) through November 30, 2013

	Common Shares	Common Stock	Additional Paid-in Capital	Stock Subscription Receivable	(Deficit) Accumulated During the Development Stage	Total
Balance, November 30, 1998	0	—	—	—	—	—
Stock issued on April 30, 2000 for cash	10,400,000	1,040	258,961	(103,739)		156,262
Stock issued on April 30, 2000 for settlement of equipment purchase	600,000	60	14,940			15,000
Stock issued May 29, 2000 in exchange for 5,000,000 shares of Millenia Hope, Inc.	35,700,000	3,570	125,908			129,478
May 31, 2000 - collection on subscription				20,408		20,408
June 30, 2000 - collection on subscription				83,331		83,331
Net loss for November 2, 1998 (inception) to November 30, 2000					(69,231)	(69,231)
Balance, November 30, 2000	46,700,000	4,670	399,809	—	(69,231)	335,248

Stock issued on September 15, 2001 for cash	30,000	3	119,997	(120,000)		—
Stock issued on November 21, 2001 for cash	380,000	38	189,962	(190,000)		—
Net loss for the year ended November 30, 2001					(1,679)	(1,679)
Balance November 30, 2001	47,110,000	4,711	709,768	(310,000)	(70,910)	333,569

Stock issued on December 5, 2001 in exchange for payment of consulting fees	82,500	8	16,492			16,500
Stock issued on May 13, 2002 in exchange for professional fees	205,200	21	51,354			51,375
September 4, 2005 - collection on subscription			(112,500)	112,500		—
Stock issued October 14, 2002 in exchange for payment on consulting fees	10,000	1	1,999			2,000
November 10, 2012 - collection on subscription			(95,000)	95,000		—
Net loss for the year ended November 30, 2002					(141,693)	(141,693)
Balance, November 30, 2002

Rounding	300					—
Stock issued December 1, 2002 in exchange for marketing expense	250,000	25	24,975			25,000

Table of Contents	24

February 28, 2003 - collection on subscription				23,750		23,750
May 31, 2003 - collection on subscription				23,750		23,750
August 31, 2003 - collection on subscription				23,750		23,750
Stock issued October 20, 2003 in exchange for marketing expense	350,000	35	17,465			17,500
Stock issued October 20, 2003 in exchange for notes payable	257,500	26	12,849			12,875
November 30, 2003 - collection on subscription				31,250		31,250
Net loss for the year ended November 30, 2003					(715,903)	(715,903)
Balance, November 30, 2003	48,265,500	4,827	627,402	—	(928,506)	(296,277)

Net loss for the year ended November 30, 2004	—	—	—	—	(12,936)	(12,936)
Balance, November 30, 2004	48,265,500	4,827	627,402	—	(941,469)	(309,240)

Net loss for the year ended November 30, 2005					142,417	142,417
Balance, November 30, 2005	48,265,500	4,827	627,402	—	(799,052)	(166,823)

Stock issued March 1, 2006 in exchange for services	1,000,000	100	900	—	—	1,000
Net loss for the year ended November 30, 2006	—	—	—	—	(47,203)	(47,203)
Balance, November 30, 2006	49,265,500	4,927	628,302	—	(846,255)	(213,026)

Stock issued August 15, 2007 in exchange of Property & Equipment & Goodwill	18,000,000	1,800	718,200	—	—	720,000
Net loss for the year ended November 30, 2007	—	—	—	—	(376,336)	(376,336)
Balance, November 30, 2007	67,265,500	6,727	1,346,502	—	(1,222,591)	130,638

Net loss for the year ended November 30, 2008	—	—	—	—	(63,371)	(63,371)
Balance, November 30, 2008	67,265,500	6,727	1,346,502	—	(1,285,962)	67,267

Net loss for the year ended November 30, 2009					(210,712)	(210,712)
Balance, November 30, 2009	67,265,500	6,727	1,346,502	—	(1,496,674)	(143,445)

Stock issued for services December 18, 2009	333,000	33	83,300	—	—	83,333
Stock issued for services February 18, 2010	63,490	6	18,310	—	—	18,316
Net loss for the year ended November 30, 2010	—	—	—	—	(575,562)	(575,562)
Balance, November 30, 2010	67,661,990	6,766	1,448,112	—	(2,072,236)	(617,358)

Stock issued for services January 13, 2011	7,700,000	770	153,230	—	—	154,000
Stock issued for services October 20, 2011	2,103,510	210	20,825	—	—	21,035

Table of Contents	25

Stock issued for services November 1, 2011	4,608,390	461	45,623	—	—	46,084
Net loss for the year ended November 30, 2011	—	—	—	—	(1,097,678)	(1,097,678)
Balance, November 30, 2011	82,073,890	8,207	1,667,790	—	(3,169,914)	(1,493,917)

Net loss for the year ended November 30, 2012					(392,964)	(392,964)
Balance, November 30, 2012	82,073,890	8,207	1,667,790	—	(3,562,878)	(1,886,881)

Stock issued for assets & costs of goods September 10, 2013	70,000,000	7,000	693,000	—	—	700,000
Stock issued for services September 23, 2013	2,400,000	240	35,760	—	—	36,000
Stock issued for services October 4, 2013	10,000,000	1,000	399,000	—	—	400,000
Net loss for the year ended November 30, 2013					(535,686)	(535,686)
Balance, November 30, 2013	164,473,890	16,447	2,795,550	—	(4,098,564)	(1,286,567)

See Notes to the Financial Statements

Table of Contents	26

PURTHANOL RESOURCES LIMITED
(Formerly Global Biotech Corp.)
(A Development Stage Company)
Statements of Cash Flows
			November 2, 1998
			(inception)
	Year Ended	Year Ended	through
	November 30,	November 30,	November 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(535,686)	$(392,964)	$(4,098,564)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense			73,274
Common stock issued for services	436,000	—	872,143
Gain on sale of Investment			(359,583)
Impairment Loss	132,138	86,428	981,969
Write-down of leasehold improvements			2,663
Write-down of notes receivable			(11,435)
Accrued interest expense - note payable	69,755	68,505	469,005
Accrued interest income - notes receivable	(9,608)	(9,148)	(141,271)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable & prepaids	49,873	49,868	(45,708)
(Increase) decrease in notes receivable	(111,880)	(6,009)	(578,068)
Increase (decrease) in accounts payable	2,303	179,650	974,854

Net Cash Provided by (Used in) Operating Activities	32,895	(23,670)	(1,860,721)

CASH FLOWS FROM INVESTING ACTIVITIES
Net sale (purchase) of fixed assets	—	—	(60,937)
Purchase of short term investments	—	—	(168,560)
Proceeds from sale of investment shares	—	—	489,061

Net Cash Provided by (Used in) Investing Activities	—	—	259,564

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock		—	156,262
Payment of common stock subscription receivable		—	206,239
Proceeds from-(payment) notes payable	(32,788)	23,668	1,238,770

Net Cash Provided by (Used in) Financing Activities	(32,788)	(2)	1,601,271

Net Increase (Decrease) in Cash	107	9	114

Cash at Beginning of Year	7	—	—

Table of Contents	27

Cash at End of Year	$114	$7	$114

Supplemental Cash Flow Disclosures:

Cash paid during period for interest	$—	$—
Cash paid during period for taxes	$—	$—

Non-Cash flows activities

Shares issued for Intangible Assets	$700,000		$700,000
Shares issued for Property & Equipment	—	—	600,000
Shares issued for Goodwill	—	—	115,000
Note receivable -related party offset with Note payable	—	—	181,878
Note receivable exchanged for Goodwill	—	—	216,261
	$700,000	—	$1,818,139

See Notes to the Financial Statements

Table of Contents	28

PURTHANOL RESOURCES LIMITED

(formerly GLOBAL BIOTECH CORP.)

(A Development Stage Company)

Notes to the Financial Statements

As of November 30, 2013

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

PURTHANOL RESOURCES LIMITED (formerly GLOBAL BIOTECH CORP.) (the ``Company``) was incorporated in the State of Delaware on November 2, 1998 to be an Application Service provider in the E-Health sector. On March 5, 2003 this business was sold, market, unsuccessfully. On February 25, 2005 it discontinued its vehicle tracking business. On August 15, 2007 the Company entered the oxygenated beverage market. Global’s current mission is to use the Purthonal process methodology, acquired in October 2013, to produce an ethanol fuel alternative. The Company changed name form Global Biotech Corp. to Purthanol Resources Limited on September 30, 2013

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

e. Fair Value of Financial Instruments

Table of Contents	29

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

Table of Contents	30

i. Revenue Recognition and Deferred Revenue

The Company's revenues recognized from inception to November 30, 2013 were software consultation. Revenue, in respect of all services described, is recognized on completion of services, when collectability is reasonably assured.

j. Foreign Currency Exchange

We record our transactions in US dollars.

Foreign currency accounts have been translated as follows:

•	Monetary items - at exchange rates in effect at the balance sheet date
•	Non-monetary item - at exchange rates in effect of the dates of transactions
•	Revenue and expenses - at average exchange rate prevailing during the year.

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

Table of Contents	31

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $535,686 for the year ended November 30, 2013 and a net loss of $4,098,564 during the period from November 2, 1998 (inception) through November 30, 2013. At November 30, 2013 the Company had negative working capital of $1,986,567 and stockholders’ deficit of $1,286,567. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The officers and directors are committed to help in raising funds to fill any operating cash flow shortages during the next fiscal year until the organization can generate sufficient funds from operations to meet current operating expenses and overhead, although there are no guarantees that this commitment will be met.

NOTE 4. SHORT TERM INVESTMENTS

On November 6, 2010, the Company purchased a term deposit in the amount of $163,400 USD, ($172,000CDN) bearing interest rate of 5%. On November 6, 2013 they extended the maturity date to November 6, 2014. As of November 30, 2013 the Company accrued $34,048 USD of interest income. No withdrawals allowed for first 90 days and 90 days early withdrawal notice needed. Early withdrawal interest rate - 1 ½%.

NOTE 5. PROPERTY & EQUIPMENT

On August 15, 2007 the Company acquired Oxygenation Equipment with a cost of $605,000 in exchange for common shares.

	November 30, 2013	November 30, 2012
Oxygenation Equipment	$605,000	$605,000
Less: Impairment Loss	605,000	518,570
Net Property and Equipment	$0	$86,430

Company recognized impairment losses of $86,430 and $86,428 for the years ended November 30, 2013 and 2012, respectively.

NOTE 6. INTANGIBLE ASSETS

On September 10, 2013 the Company acquired all the intellectual property, process know-how and methodology, etc. for the production of Athanol (the name used by Purthanol International for its green- technology ethanol fuel alternative), or any other ethanol fuel alternative produced via the Purthanol Process.

The cost of the above transaction, $700,000, was paid by Purthanol issuing from its treasury seventy million (70 million) common shares.

NOTE 7. BASIC & DILUTED INCOME / (LOSS) PER COMMON SHARE

Basic gain (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted gain (loss) per common share has been calculated based on the weighted average number of shares of common and preferred stock outstanding during the period.

	November 30, 2013	November 30, 2012
Net income (Loss) from operations	$(535,686)	$(392,964)
Basic income / (loss) per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding	99,842,657	82,073,890

Table of Contents	32

NOTE 8. NOTES PAYABLE

Note payable as of November 30, 2013 and 2012 consist of the following:

	2013	2012
Note payable to: Millenia Hope Inc. unsecured, with annual interest rate 7%.	$652,110	$608,392
Third parties, unsecured with annual interest of 4%, commencing July 1, 2009	105,063	107,063
Convertible note payable to third parties with annual interest of 2%, commencing March 1, 2011 Loan is convertible to common shares of Global Biotech at par to the lowest daily trading price of the shares on the conversion request date	205,319	213,612
Convertible note payble to third parties with annual interest of 8%, commencing April 30, 2009 Loan is convertible to common shares of Global Biotech at the lesser of $1.00 per share or the average closing price of the shares for the 5 business days prior to conversion	323,739	319,089
	$1,286,231	$1,248,156

Included in the Notes payable is Millenia Hope due $652,110, who had a common officer with the company, Leonard Stella.

There are no beneficial conversion features because the Company has conversion right.

NOTE 9. LICENSING RIGHTS

On October 11, 2013, Purthanol Quebec, an arm’s length corporation, acquired from the Company the rights to use the Purthanol Process to extract ethanol, in the Province of Quebec, Canada for $312,200. All sales of said extracted ethanol are to be done through Purthanol Resources and the gross profit on these sales, less standard distribution and delivery costs, will be split on a 50-50 basis between the 2 companies. The Company recognized $312,200 as revenue.

NOTE 10. INCOME TAXES

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

Utilization of the net operating losses and credit carry-forwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. At November 30, 2013 the Company had net operating losses carry-forward of $4,098,564. The tax benefits resulting for these losses have been estimated as follows:

Table of Contents	33

November 30, 2013
Gross income tax benefit	$1,434,000
Valuation Allowance	1,434,000
Net Income Tax Benefit	$0
Deficit - December 1, 2012	$(3,562,878)
Net Loss for Year ended November 30, 2013	(535,686)
Deficit - November 30, 2013	$(4,098,564)

NOTE 11. STOCK TRANSACTIONS

On September 10, 2013 the Company issued 70,000,000 common shares in settlement of property and equipment of $700,000.

On September 23, 2013 the Company issued 2,400,000 common shares in settlement of consulting fees of $36,000

On October 4, 2013 the Company issued 10,000,000 common shares in settlement of consulting fees of $400,000

As of November 30, 2013 the Company had 164,473,890 shares of common stock issued and outstanding

NOTE 12. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2013 and 2012:

Common stock, $ 0.0001 par value; 260,000,000 shares and 260,000,000 shares authorized November 30, 2012 and 2013: 82,073,890 shares issued and outstanding as of November 30, 2012 and 164,473,890 as of November 30, 2013.

Preferred Stock, $0.0001 par value; 80,000,000 shares authorized as November 30, 2012 and November 30, 2013. Zero (0) shares issued and outstanding, as of November 30, 2012 and 2013.

NOTE 13. RELATED PARTY TRANSACTIONS

As of November 30, 2013 the Company owed two of its officers, Leonard Stella, CEO, and Yehuda Kops, CFO, $846,362 of administrative fees. This amount is included in the Accounts payable.

The Notes payable related is due to its former President, Louis Greco.

NOTE 14. SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the audited financial statements. During this period, the Company had the following subsequent event.

On December 16, 2013, Global acquired 100% of all outstanding shares of Biocardel Quebec, a privately held company, for $5 million, payable $100,000 at signing of the agreement, $2,400,000 in 9 months, as a balance of sale and $2,500,000 in preferred convertible shares, at a 25% discount to the 90 trading -day average sales price of the common shares, whenever Global chooses to exercise the conversion rights. Biocardel owns a production facility in Richmond, Quebec, that turns biologic oil waste products and byproducts into biodiesel fuel, a commodity in demand in both North America and Europe.

On February 25, 2014 the Company issued 650,000 common shares in settlement of consulting fees of $9,750.

Table of Contents	34

(b) List of Exhibits.

Reports on Form 8-K

Appointment, resignation of officers/directors

Entry into material agreements

Sarbane Oxley Declarations

Table of Contents	35

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURTHANOL RESOURCES LIMITED

Date: March 17, 2014	/s/ Leonard Stella
Leonard Stella, CEO, Director
(Principal Executive Officer)

/s/ Yehuda Kops
Yehuda Kops, CFO, Director
(Principal Financial and Accounting Officer)

/s/ Louis Pharand
Louis Pharand, President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of March 17, 2014, by the following persons on behalf of the registrant in the capacities indicated:

Signature	Title

/s/ Leonard Stella	Chief Executive Officer, Director
Leonard Stella

/s/ Louis Pharand	President, Director
Louis Pharand

/s/ Yehuda Kops	Chief Financial Officer, Director
Yehuda Kops

/s/ Gilles Lamarre	Vice President, Director
Gilles Lamarre

Table of Contents	36