Form 10-K/A
period 2013-11-30
Purthanol Resources Ltd
filed 2014-03-19
CIK 1126162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

PURTHANOL RESOURCES LIMITED

Date: March 19, 2014	/s/ Leonard Stella
Leonard Stella, CEO, Director
(Principal Executive Officer)

/s/ Yehuda Kops
Yehuda Kops, CFO, Director
(Principal Financial and Accounting Officer)

/s/ Louis Pharand
Louis Pharand, President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of March 19, 2014, by the following persons on behalf of the registrant in the capacities indicated:

Signature	Title

/s/ Leonard Stella	Chief Executive Officer, Director
Leonard Stella

/s/ Louis Pharand	President, Director
Louis Pharand

/s/ Yehuda Kops	Chief Financial Officer, Director
Yehuda Kops

/s/ Gilles Lamarre	Vice President, Director
Gilles Lamarre

Table of Contents	36