Form 10-Q
period 2022-02-28
Purthanol Resources Ltd
filed 2022-11-04
CIK 1126162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

PURTHANOL RESOURCES LTD.

(Exact name of registrant as specified in its charter)

Delaware 98-022951

(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

2711 Centreville Rd Suite 400 Wilmington, Delaware 19808

(Address of principal executive offices) (Zip Code)

866-351-4141

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	PURT	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ( ) Yes (X) No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (_) yes (X) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer (_) Accelerated filer (_) Non-accelerated filer (X) (Do not check if a smaller reporting company) Smaller reporting company (X) Emerging growth company (_)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. (_)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (X)Yes ( ) No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

(_) Yes (_) No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 4, 2022, there were 244,038,890 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

PURTHANOL RESOURCES LIMITED

BALANCE SHEETS

	February 28, 2022	November 30, 2021
	(unaudited)
ASSETS

NON CURRENT ASSETS
Property, Plant, and Equipment, net	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$40,662	$39,249
Due to related party	850,484	837,984
TOTAL LIABILITIES	891,146	877,233

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 80,000,000 shares authorized
None issued and outstanding	-	-
Common stock, $0.0001 par value, 260,000,000 shares authorized,
244,038,890 shares issued and outstanding	24,403	24,403
Additional paid-in capital	3,242,350	3,242,350
Accumulated deficit	(4,157,899)	(4,143,986

TOTAL STOCKHOLDERS’ DEFICIT	(891,146))	(877,233

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

PURTHANOL RESOURCES LIMITED.

STATEMENTS OF OPERATIONS

For the Three months ended February 28, 2022 and 2021

(unaudited)

	Three months ended, February 28, 2022	Three months ended, February 29, 2021
Brokerage fees	$507	$507
Administrative fees	12,500	12,500
Professional Fees	906	—
TOTAL OPERATING EXPENSES	(13,913)	(13,007)
NET LOSS	$(13,913)	$(13,007)
LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	244,038,890	244,038,890

The accompanying notes are an integral part of these unaudited financial statements.

Purthanol Resources Limited.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three months Ended February 28, 2022 and 2021

(unaudited)

	Common Stock		Paid-in	Additional Accumulated
	Number of shares	Amount	Capital	Deficit	Total
Balance, November 30, 2020	244,038,890	24,403	3,242,350	(4,086,958)	(820,205)

Net loss	-	-	-	(13,007)	(13,007)

Balance, February 28, 2021	244,038,890	$24,403	$3,242,350)	$(4.099,965)	$(833,212)

Balance, November 30, 2021	244,038,890	24,403	3,242,350	(4,143,986)	(877,233)

Net loss	-	-	-	(13,913)	(13,913)

Balance, February 28, 2022	244,038,890	$24,403	$3,242,350	$(4,157,899)	$(891,146)

The accompanying notes are an integral part of these unaudited financial statements.

PURTHANOL RESOURCES LIMITED

 STATEMENTS OF CASH FLOWS

For Three months ended February 28, 2022 and 2021

(unaudited)

	Three months ended February 28, 2022	Three months ended February 28, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,913)	$(13,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	1,413	507
NET CASH USED IN OPERATING ACTIVITIES	(12,500)	(12,500)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	12,500	12,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,500	12,500
NET CHANGE IN CASH	—	—
CASH, BEGINNING OF PERIOD	—	—
CASH, END OF PERIOD	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

PURTHANOL RESOURCES LIMITED.

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2022

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PURTHANOL RESOURCES LIMITED (formerly Global Biotech Corp.) (the Company) was incorporated in the State of Delaware on November 2, 1998, to be an Application Service provider in the E-health sector. On March 5, 2003, this business was sold, market, unsuccessfully. On February 25, 2005, it discontinued its vehicle tracking business. On August 15, 2007, the Company entered the oxygenated beverage market. The Company changed its mission and its objective was to produce Bio fuel alternatives, via the acquisition of the Purthanol process in September 2013 and the acquisition of Bio-Cardel Quebec in December 2013. The Company changed its name from

Global Biotech Corp. to Purthanol Resources Limited on September 30, 2013. Currently the Company has not been operating , and has not been operating, and has been inactive since 2015.There are no operations, sales, and activities as far as marketing and production.

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended November 30, 2021 included in the Company’s 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending November 30, 2022.

Risks and Uncertainties

The pandemic caused by an outbreak of a new strain of coronavirus (“COVID-19”) has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. Based on the Company’s current assessment, the Company does not expect some material impact on its long-term operation due to the worldwide spread of the COVID-19 virus. However, the Company is actively monitoring this situation and the possible effects on its financial condition, operations, suppliers, industry, and workforce.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of February 28, 2022, there were no common stock equivalents outstanding.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying mounts of existing assets and liabilities and their respective tax balances and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Recent Accounting Standards

The Company does not expect the adoption of any recent accounting standards to have a material impact on its financial statements.

Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued for disclosure purposes. No events have occurred subsequent to balance sheet date and through date of this filing that would require adjustment to or disclosure in the financial statements.

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception. As at February 28, 2022, the Company has a working capital deficit of $891,146 and has reported an accumulated deficit of $4,157,899. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of 12 months from the issue date of these financials. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

For the periods presented in balance sheet, the Company owes $12,500 to CEO for management fees for period ended February 28,2022. For the period ended February 28, 2021, the Company owes CEO, Leonard Stella $12,500 for management fees. The total amount owing to the Company’s current CEO as of February 28, 2022 was $850,484 and $837,984 as of November 30, 2021, respectively. The balances due are unsecured and non-interest-bearing with no set terms of repayment.

NOTE 4 – EQUITY

The Company has 80,000,000 preferred shares authorized with a par value of $0.0001 that are non-voting in terms of rights. The Company has 260,000,000 common shares authorized with a par value of $0.0001 per share.

There are 244,038,890 common shares issued and outstanding as of February 28, 2022 which are voting in terms of rights and as of February 28, 2021 respectively. Common shares have been issued and paid in amount of $24,403 par value since inception.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of this Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Results of Operations

For the three-month periods ended February 28, 2022 and 2021, we had no revenue. Operating expenses for the three-month period ended February 28, 2022 totaled $13,913 resulting in a net loss of $13,913. The net loss for the three-month period ended February 28, 2022 is a result of administrative fees of $12,500 and professional fees comprised of SEC filing fees of $906;. Expenses for the comparative three-month period ended February 28, 2021 is a result of administrative fees, and brokerage fees totaling $13,007 resulting in a net loss of $13,007. The increase in expenses between February 28, 2022 and 2021 was primarily due to an increase in SEC filing fees, between the two comparative periods.

Capital Resources and Liquidity

No substantial revenues are anticipated until we have implemented our plan of operations. With the exception of cash advances from our sole Chief Executive Officer, we have no other source for funding the Company at this time. We must raise cash to implement our strategy and stay in business. If we are unable to raise additional funds, there is substantial doubt as to our ability to continue as a going concern.

As of February 28, 2022, we had $nil in assets as compared to $nil in assets at November 30, 2021. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain operations. As of February 28, 2022, the Company’s sole officer and director, Mr. Leonard Stella, is owed by the Company $850,484. Mr. Stella has indicated he is willing to make additional financial commitments if required to maintain the operating status of the Company, in the form of a non-secured loan for the next twelve months if no other funds are obtained by the Company, but the total amount that they are willing to invest has not yet been determined and there is no contract or written agreement in place.

Off-balance sheet arrangements

The company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of February 28, 2022, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended February 28, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

Item 6. Exhibits.

EXHIBIT INDEX

3.1	Certificate of Incorporation as previously filed with the SEC on Form 10-12G/A May 3, 2022

3.2	Bylaws of Purthanol Resources Ltd. – formerly known as Sword Comp-Soft Corp as previously filed with the SEC ```````````on`Form SB2 on January 18, 2001 ```````````https://www.sec.gov/Archives/edgar/data/1126162/000089155401500243/d24433_ex3-2.txt

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Purthnol Resources Ltd.
(Registrant)

Date: November 4, 2022	By: /s/ Leonard Stella
Leonard Stella
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer