Form 10-Q
period 2022-05-31
Purthanol Resources Ltd
filed 2022-11-09
CIK 1126162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

Commission File Number 000-33271

PURTHANOL RESOURCES LTD.

(Exact name of registrant as specified in its charter)

Nevada 000-33271

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 14, 2022, there were 244,038,890 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

PURTHANOL RESOURCES LIMITED.

BALANCE SHEETS

	May 31, 2022	November 30, 2021
	(unaudited)
ASSETS

NON CURRENT ASSETS
Property,plant, and equipment,net	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$40,967	$39,249
Due to related party	863,890	837,984
TOTAL LIABILITIES	904,857	877,233

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 80,000,000 shares authorized
None issued and outstanding	-	-
Common stock, $0.0001 par value, 260,000,000 shares authorized,
244,038,890 shares issued and outstanding	24,403	24,403
Additional paid-in capital (deficiency)	3,242,350	3,242,350
Accumulated deficit	(4,171,610)	(4,143,986)

TOTAL STOCKHOLDERS’ DEFICIT	(904,857)	(877,233)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

PURTHANOL RESOURCES LIMITED.

STATEMENTS OF OPERATIONS

For the Three and six months ended May 31, 2022 and 2021

(unaudited)

	Three months ended May 31, 2022	Three months ended, May 31, 2021	Six months ended May 31, 2022	Six months ended May 31, 2021
OPERATING EXPENSES
Brokerage fees	$ 507	$ 507	$ 1,014	$1,014
Administrative fees	$12,500	$12,500	$25,000	$25,000
Professional fees	704	-	1610	-
TOTAL OPERATING EXPENSES	(13,711)	(13,007)	(27,624)	(26,014)

NET LOSS	$(13,711)	$(13,007)	$(27,624)	$(26,014)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	244,038,890	244,038,890	244,038,890	244,038,890

The accompanying notes are an integral part of these unaudited financial statements.

PURTHANOL RESOURCES LIMITED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three and six months Ended May 31, 2022 and 2021

(unaudited)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, November 30, 2021	244,038,890	$24,403	$3,242,350	$(4,143,986)	$(877,233)

Net loss	-	-	-	(13,913)	(13,913)

Balance, February 28, 2022	244,038,890	$24,403	$3,242,350	$(4,157,899)	$(891,146)

Net loss				(13,711)	(13,711)

Balance, May 31, 2022	244,038,890	$24,403	$3,242,350	$(4,171,610)	$(904,857)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, November 30, 2020	244,038,890	24,403	3,242,350	(4,086,958)	(820,205)

Net loss	-	-	-	(13,007)	(13,007)

Balance, February 28, 2021	244,038,890	$24,403	$3,242,350	$(4.099,965)	$(833,212)

Net loss	-	-	-	(13,007)	(13,007)

Balance, May 31, 2021	244,038,890	$24,403	$3,242,350	$(4,112,972)	$(846,219)

The accompanying notes are an integral part of these unaudited financial statements.

PURTHANOL RESOURCES LIMITED

 STATEMENTS OF CASH FLOWS

For the six months ended May 31, 2022 and 2021

(unaudited)

	Six months ended May 31, 2022		Six months ended May 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,624)		$(26,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	1,718		1,014

NET CASH USED IN OPERATING ACTIVITIES	(25,906)		(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	25,906		25,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	25,906		25,000

NET CHANGE IN CASH		-	-

CASH, BEGINNING OF PERIOD		-	-

CASH, END OF PERIOD		$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

PURTHANOL RESOURCES LIMITED.

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2022

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PURTHANOL RESOURCES LIMITED (formerly Global Biotech Corp.) (the Company) was incorporated in the State of Delaware on November 2, 1998, to be an Application Service provider in the E-health sector. On March 5, 2003, this business was sold, market, unsuccessfully. On February 25, 2005, it discontinued its vehicle tracking business. On August 15, 2007, the Company entered the oxygenated beverage market. The Company changed its mission and its objective was to produce Bio fuel alternatives, via the acquisition of the Purthanol process in September 2013 and the acquisition of Bio Cardel Quebec in December 2013. The Company changed its name from Global Biotech Corp. to Purthanol Resources Limited on September 30, 2013. Currently the Company has not been operating, and has not been operating, and has been inactive since 2015.There are no operations, sales, and activities as far as marketing and production.

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended November 30, 2021 included in the Company’s 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended May 31, 2022 are not necessarily indicative of the results that may be expected for the year ending November 30, 2022.

Risks and Uncertainties

The pandemic caused by an outbreak of a new strain of corona virus (“COVID-19”) has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. Based on the Company’s current assessment, the Company does not expect some material impact on its long-term operation due to the worldwide spread of the COVID-19 virus. However, the Company is actively monitoring this situation and the possible effects on its financial condition, operations, suppliers, industry, and workforce.

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

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of May 31, 2022, there were no common stock equivalents outstanding.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying mounts of existing assets and liabilities and their respective tax balances and tax loss carryforwards’. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

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

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception. As at May 31, 2022, the Company has a working capital deficit of $904,857 and has reported an accumulated deficit of $4,171,610. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of 12 months from the issue date of these financials. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

For the six months period presented in balance sheet as of May 31, 2022, the Company owes $25,906 to CEO for management fees. During six-month period ended May 31, 2021, the Company owes CEO, Leonard Stella $25,906 for management fees of $25,000 and SEC filing fees of $906. The total amount owing to the Company’s current CEO as of May 31, 2022 was $863,890 and $837,984 as of November 30, 2021. The balances due are unsecured and non-interest-bearing with no set terms of repayment.

NOTE 4 – EQUITY

The Company has 80,000,000 preferred shares authorized with a par value of $0.0001 that are non-voting in terms of rights. The Company has 260,000,000 common shares authorized with a par value of $0.0001 per share.

There are 244,038,890 common shares issued and outstanding as of May 31, 2022 which are voting in terms of rights and May 31, 2021 respectively. Common shares have been issued and paid in amount of $24,403 par value since inception.

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

Results of Operations

For the three-month period ended May 31, 2022 and 2021, we had no revenue. Expenses for the three-month period ended May 31, 2022 totaled $13,711 resulting in a net loss of $13,711. The net loss for the three-month period ended May 31, 2022 is a result of brokerage fees of $507, administrative fees of $12,500, and professional fees comprised of SEC filing fees of $704. Expenses for the comparative three-month period ended May 31, 2021 is a result of brokerage fees totaling $507 administrative fees of $12,500 and professional fees of $nil resulting in a net loss of $13,007. The increase in expenses between May 31, 2022 and 2021 was primarily due to an increase in SEC filing fees, between the two comparative periods.

For the six-month periods ended May 31, 2022 and 2021, we had no revenue. Expenses for the six-month period ended May 31, 2022 totaled $27,624 resulting in a net loss of $27,624. The net loss for the six-month period ended May 31, 2022 is a result of brokerage fees of $1,014, administrative fees of $25,000, and professional fees comprised of SEC filing fees of $1,610. Expenses for the comparative six-month period ended May 31, 2021 is a result of brokerage fees totaling $1,014 administrative fees of $25,000 and professional fees of $nil resulting in a net loss of $26,014. The increase in expenses between May 31, 2022 and 2021 was primarily due to an increase in SEC filing fees, between the two comparative periods.

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

As of May 31, 2022, we had $nil in cash as compared to $nil in cash at May 31, 2021. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain operations. As of May 31, 2022, the Company’s sole officer and director, Mr. Leonard Stella, has loaned the Company $ 863,890. Mr. Stella has indicated he is willing to make additional financial commitments if required to maintain the operating status of the Company, in the form of a non-secured loan for the next twelve months if no other funds are obtained by the Company, but the total amount that they are willing to invest has not yet been determined and there is no contract or written agreement in place.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended May 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

None

Item 6. Exhibits.

EXHIBIT INDEX

3.1	Certificate of Incorporation as previously filed with the SEC on Form 10-12G/A May 3, 2022

3.2	Bylaws of Purthanol Resources Ltd. – formerly known as Sword Comp-Soft Corp as previously filed with the SEC on`Form SB2 on January 18, 2001 https://www.sec.gov/Archives/edgar/data/1126162/000089155401500243/d24433_ex3-2.txt

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Purthnol Resources Ltd.
(Registrant)

Date: November 14, 2022	By: /s/ Leonard Stella
Leonard Stella
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer