Form 10-Q
period 2022-08-31
Purthanol Resources Ltd
filed 2022-11-14
CIK 1126162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

PURTHANOL RESOURCES LIMITED

BALANCE SHEETS

As of August 31, 2022 and November 30, 2021

(unaudited)

	August 31, 2022	November 30, 2021
ASSETS

NON CURRENT ASSETS
Property, plant, and equipment, net	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$41,290	$39,249
Due to related party	883,944	837,984
TOTAL LIABILITIES	925,234	877,233

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 1,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized,
64,242,500 shares issued and outstanding	24,403	24,403
Additional paid-in capital	3,242,350)	3,242,350)
Accumulated deficit	(4,191,987)	(4,143,986)

TOTAL STOCKHOLDERS’ DEFICIT	(925,234)	(877,233)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS

For the Three and Nine Months ended August 31, 2022 and 2021

(unaudited)

	Three Months Ended August 31, 2022	Three Months Ended, August 31, 2021	Nine Months Ended August 31, 2022	Nine Months Ended August 31, 2021
OPERATING EXPENSES

General and administrative	$20,377	$13,007	$48,001	$39,021

TOTAL OPERATING EXPENSES	(20,377)	(13,007)	(48,001)	(39,021)

Other income	-	-	-	-

NET LOSS	$(20,377)	$(13,007)	$(48,001)	$(39,021)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	244,038,890	244,038,890	244,038,890	244,038,890

The accompanying notes are an integral part of these financial statements.

PURTHANOL RESOURCES LIMITED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Nine months Ended August 31, 2022 and 2021

(unaudited)

	Common Stock		Additional	Accumulated
	Number of shares	Amount	Paid-in Capital	Deficit	Total
Balance, November 30, 2021	244,038,890	24,403	3,242,350	(4,143,986)	(877,233)

Net loss	-	-	-	(13,913)	(13,913)

Balance, February 28, 2022	244,038,890	24,403	3,242,350)	(4,157,899)	(891,146)

Net loss	-	-	-	(13,711)	(13,711)

Balance, May 31, 2022	244,038,890	24,403	3,242,350	(4,171,610)	(904,857)

Net loss	-	-	-	(20,377)	(20,377)

Balance, August 31, 2022	244,038,890	$24,403	$3,242,350	$(4,191,987)	$(925,234)

	Common Stock		Additional Paid-in Capital	Accumulated
	Number of shares	Amount	(Deficiency)	Deficit	Total

Balance, November 30, 2020	244,038,890	$24,403	$3,242,350	$(4,086,958)	$(820,205)

Net loss	-	-	-	(13,007)	(13,007)

Balance, February 28, 2021	244,038,890	24,403	3,242,350	(4,099,965)	(833,212)

Net loss	-	-	-	(13,007)	(13,007)

Balance, May 31, 2021	244,038,890	24,403	3,242,350	(4,112,972)	(846,219)

Net Loss	-	-	-	(13,007)	(13,007)

Balance, August 31, 2021	244,038,890	$24,403	$3,242,350	$(4,125,979)	$(859,226)

The accompanying notes are an integral part of these financial statements.

PURTHANOL RESOURCES LIMITED

STATEMENTS OF CASH FLOWS

For Nine months ended August 31, 2022 and 2021

(unaudited)

	Nine Months Ended August 31, 2022	Nine Months Ended August 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,001)	$(39,021)
Adjustments to reconcile net loss to net cash used in operating activities:
		-
Changes in operating assets and liabilities:
Accounts payable	2,041	1,521

NET CASH USED IN OPERATING ACTIVITIES	(45,960)	(37,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party, net	45,960	37,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	45,960	37,500

NET CHANGE IN CASH	-	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$-	$-

The accompanying notes are an integral part of these financial statements.

PURTHANOL RESOURCES LIMITED.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2022

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

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended November 30, 2021 included in the Company’s 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended August 31, 2022 are not necessarily indicative of the results that may be expected for the year ending November 30, 2022.

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

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of August 31, 2022, there were no common stock equivalents outstanding.

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

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception. As at August 31, 2022, the Company has a working capital deficit of $925,234 and has reported an accumulated deficit of $4,191,987. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of 12 months from the issue date of these financials. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine months ended August 31, 2022, the Company owes $45,960 to CEO for management fees of $37,500 plus audit fees of $6850 and SEC filing fees of $1,610. During nine-month period ended August 31, 2021, the Company owes CEO Leonard Stella $37,500 for management fees. The total amount owing to the Company’s current CEO as of August 31, 2022 was $883,944 and $837, 984 as of November 30, 2021. The balances due are unsecured and non-interest-bearing with no set terms of repayment.

NOTE 4 – EQUITY

The Company has 80,000,000 preferred shares authorized with a par value of $0.0001 that are non-voting in terms of rights. The Company has 260,000,000 common shares authorized with a par value of $0.0001 per share.

There are 244,038,890 common shares issued and outstanding as of August 31, 2022 which are voting in terms of rights and August 31, 2021, respectively. Common shares have been issued and paid in amount of $24,403 at par value since inception.

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

Results of Operations

For the three-month periods ended August 31, 2022 and 2021, we had no revenue. General and administrative expenses for the three-month period ended August 31, 2022 totaled $20,377 resulting in a net loss of $20,377. The net loss for the three-month period ended August 31, 2022 is $20,377 as a result of general and administrative fees comprised primarily of management fees of $20,377. Expenses for the comparative three-month period ended August 31, 2021 is a result of general and administrative fees, comprised of management fees of $12,500 and brokerage fees of $507 totaling $13,007 resulting in a net loss of $13,007.

For the nine-month periods ended August 31, 2022 and 2021, we had no revenue. General and administrative expenses for the nine-month period ended August 31, 2022 totaled $48,001 resulting in a net loss of $48,001. The net loss for the nine-month period ended August 31, 2022 of $48,001 is as a result of general and administrative fees of $48,001 Expenses for the comparative nine-month period ended August 31, 2021 of $39,021 is a result of general and administrative fees of $39,021.

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

As of August 31, 2022, we had $nil in cash as compared to $nil in cash at August 31, 2021. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain operations. As of August 31, 2022, the Company’s sole officer and director, Mr. Leonard Stella, is owed by the Company the amount of $883,944. Mr. Stella has indicated he is willing to make additional financial commitments if required to maintain the operating status of the Company, in the form of a non-secured loan for the next twelve months if no other funds are obtained by the Company, but the total amount that they are willing to invest has not yet been determined and there is no contract or written agreement in place.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended August 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

Item 6. Exhibits.

EXHIBIT INDEX

3.1	Certificate of Incorporation as previously filed with the SEC on Form 10-12G/A May 3, 2022

3.2	Bylaws of Purthanol Resources Ltd. – formerly known as Sword Comp-Soft Corp as previously filed with the SEC on Form SB2 on January 18, 2001 https://www.sec.gov/Archives/edgar/data/1126162/000089155401500243/d24433_ex3-2.txt

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

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