Form 10-Q/A
period 2022-05-31
Purthanol Resources Ltd
filed 2022-11-18
CIK 1126162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q A1

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

Explanatory Note: This Cover page is being filed to amend the State of Jurisdiction and the IRS Employer Number. No other amendments were made to the Form 10-Q for the period ended May 31, 2022