Form 10-K
period 2022-11-30
Purthanol Resources Ltd
filed 2023-01-18
CIK 1126162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended November 30, 2022

 or

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ____ to ____

Commission File No. 000-33271

PURTHANOL RESOURCES LIMITED

(Exact name of registrant as specified in its charter)

Wyoming	98-0229951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2711 Centreville Rd Suite 400

Wilmington, Delaware 19808

(Address of principal executive offices, Zip Code)

(866) 351-4141

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Class	Trading Name of each exchange on which registered	Symbols
N/A	N/A	PURT

Securities registered pursuant to section 12(g) of the Act:

Common stock

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company.	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes     [ } No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of November 30, 2022, the Company has 244,038,890 shares of common stock issued and outstanding.

PURTHANOL RESOURCES LIMITED

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

ITEM 1. BUSINESS

Corporate History

Purthanol Resources Limited, a Delaware corporation (“Purthanol”, the “Company, “we”, “us” or “our”) is a public shell company seeking to create value for its shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock.

No potential merger candidate has been identified at this time.

We do not propose to restrict our search for a business opportunity to any industry or geographical area and may, therefore, engage in essentially any business in any industry. We have unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

The selection of a business opportunity in which to participate is complex and risky. Additionally, we have only limited resources and may find it difficult to locate good opportunities. There can be no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our shareholders. We will select any potential business opportunity based on our management’s best business judgment

Our activities are subject to several significant risks, which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management, which potentially could act without the consent, vote, or approval of our shareholders. The risks faced by us are further increased because of its lack of resources and our inability to provide a prospective business opportunity with significant capital.

History of the Company

We were organized and incorporated in the State of Delaware on November 2, 1998, under the name Sword Comp-Soft Corp. as an (ASP) Application Service Provider, specializing in the E-Healthcare sector, which said business was sold in 2003.Following the Company’s attempts to enter the vehicle tracking business were unsuccessful, the Company entered into a provisional agreement with Advance Fluid Technologies, Inc., a Delaware Corporation via a letter of Intent, to acquire assets from the latter corporation, pursuant to entering the bottled water, more specifically the oxygenated bottled water market.

On August 26, 2005, the Company finalized this agreement with Advanced Fluid Technologies to purchase their to be patented oxygenation unit and all technical know-how, intellectual properties, methodologies and all information pertaining to the following: the fixation of the oxygen molecule to water or any other fluid and/or to the building and maintenance of the oxygenation unit. Furthermore, all trademarks for the name AquaBoost Oxygenated Water, currently no longer in force in the U.S., Canada, and Mexico and the right to use and register said name globally, were transferred to the Company are worthless. Also, included was a distribution contract between Advanced Fluid Technologies and ImporTadora Comercializadora Maple S.A. of Mexico, which Advanced Fluid transferred to the Company which has been rendered null.

On April 4, 2006, we filed a Certificate of Amendment in the state of Delaware changing our name to Global Biotech Corp. (“Global”).

On August 15, 2007, Global acquired from Advanced Fluid Technologies Inc. a Delaware corporation, assets pursuant to entering the bottled water, more specifically the oxygenated bottled water, market. The corporation has abandoned this business segment however, the Company ceased all operations on November 30, 2015. The Company is now concentrating its efforts on future unspecified acquisitions.

On October 22, 2013, the Company filed a Certificate of Amendment with the state of Delaware changing its name to Purthanol Resources Limited.

Capital Stock

The Company’s capitalization consists of 260,000,000 authorized common shares with a par value of $0.0001 per share and 80,000 preferred shares with a par value of $.0001. No preferred shares have been issued.

Employees

As of November 30, 2022, the Company had no emplyees.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2. PROPERTIES

The Company does not own any real estate or other properties and has not entered into any long-term lease or rental agreements for property.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We are authorized to issue 260,000,000 shares of common stock, par value $0.0001 per share. As of November 30, 2021, 244,038,890 shares of Common Stock are issued and outstanding.

All of our shares of common stock have equal rights and privileges with respect to voting, liquidation and dividend rights. Each share of common stock entitles the holder thereof (a) to one non-cumulative vote for each share held of record on all matters submitted to a vote of the stockholders; (b) to participate equally and to receive any and all such dividends as may be declared by the board of directors; and (c) to participate pro rata in any distribution of assets available for distribution upon liquidation. Holders of our common stock have no pre-emptive rights to acquire additional shares of common stock or any other securities. Our common stock is not subject to redemption and carries no subscription or conversion rights.

Our certificate of incorporation also provides that the board of directors has the flexibility to set new classes, series, and other terms and conditions of the preferred shares. Preferred shares may be issued from time to time in one or more series in the discretion of the board of directors. The board has the authority to establish the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof.

Our certificate of incorporation also provides that the board of directors may issue common shares and such may be issued without further stockholder approval and for such purposes as the board deems in the best interest of our company including future stock splits and split-ups, stock dividends, equity financings and issuances for acquisitions and business combinations. In addition, such authorized but unissued common shares could be used by the board of directors for defensive purposes against a hostile takeover attempt, including (by way of example) the private placement of shares or the granting of options to purchase shares to persons or entities sympathetic to, or contractually bound to support, management. We have no such present arrangement or understanding with any person. Further, the common and preferred shares may be reserved for issuance upon exercise of stock purchase rights designed to deter hostile takeovers, commonly known as a ‘‘poison pill.’’

Common Stock

The holders of common stock are entitled to one vote per share. The Company’s Certificate of Incorporation does not provide for cumulative voting. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. However, the current policy of the Board of Directors is to retain earnings, if any, for the operation and expansion of the Company. Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company which are legally available for distribution, after payment of or provision for all liabilities and the liquidation preference of any outstanding Preferred Stock. The holders of common stock have no pre-emptive, subscription, redemption, or conversion rights. All issued and outstanding shares of common stock are, and the common stock reserved for issuance upon conversion of the Preferred Stock and exercise of the Warrants will be, when issued, fully paid and non-assessable.

Preferred Stock

The Company is authorized to issue 80,000,000 shares of preferred stock, $.0001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors, of which no preferred shares have been designated nor issued.

Trading Information

The Company’s common stock is traded in the over-the-counter market Expert Market durinf 2022 and is no longer quoted on the OTC Bulletin Board. The trading symbol is ‘‘PURT.’’

The following table sets forth for the respective periods indicated the prices of our common stock in this market as reported and summarized by the National Quotation Bureau. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions. During the fiscal years ended November 30, 2020, and during 2021, the company’s common stock had a trading history as follows:

Fiscal Year 2019	Hi	Low

March 29, 2019	$.003	$.003
June 28, 2019	$.0021	$.0021
September 30, 2019	$.0024	$.0024
November 29, 2019	$.0024	$.0024

Fiscal Year 2020

March 31, 2020	$.025	$.004
June 30, 2020	$.0063	$.0063
September 30, 2020	$.0050	$.0025
November 30, 2020	$.0035	$.0035

Fiscal Year 2021

March 31, 2021	$.75	$.75
June 30, 2021	$.0050	$.0049
September 24, 2021	$.0019	$.0019

Last Reported Price

On December 01, 2022, the last reported bid price of our shares of common stock reported on the Pink Sheets was $0.0035 per share.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Going Concern

The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern from a period of one year from the issuance of these financial statements. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of November 30, 2022 the Company has issued 244,038,890 shares of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Results of Operations

Fiscal Year Ended November 30, 2022 compared to the Fiscal Year Ended November 30, 2021

We earned $Nil in revenues for the year ended November 30, 2022 as compared to $Nil in revenues for the year ended November 30, 2021.

Expenses for the year ended November 30, 2022 totaled $65,792 comprised of Administrative fees of $50,000, Professional fees of $13,764, Brokerage fees of $2,028 resulting in a net loss of $65,792. Expenses for the year ended November 30, 2021 totaled $57,028 comprised of Administrative fees of $50,000, Professional fees of $5,000, Brokerage fees of $2,028 resulting in a Net loss of $57,028.

Capital Resources and Liquidity

Our auditor’s report on our November 30, 2022 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole director maybe unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “November 30, 2022 Audited Financial Statements – Auditors Report.”

As of November 30, 2022, we had $Nil of cash compared to $Nil of cash as of November 30, 2021. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has incurred operating losses since inception of $4,209,778. As at November 30, 2022, the Company had a working capital deficit of $4,209,778.

The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.

We expect to incur professional and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. The Company intends to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

If we cannot raise additional funds, we will have to cease business operations. As a result, investors in the Company’s common stock would lose all of their investment.

Off Balance Sheet Arrangements

There are no off-balance sheet arrangements currently contemplated by management or in place that are reasonably likely to have a current or future effect on the business, financial condition, changes in financial condition, revenue or expenses, result of operations, liquidity, capital expenditures and/or capital resources.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

VANCOUVER, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders & Board of Directors

Purthanol Resources Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Purthanol Resources Ltd as of November 30, 2022 and 2021 (restated) and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods ended November 30, 2022 and 2021 (restated). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2022 and 2021 (restated) and the results of its operations and its cash flows for the years ended November 30, 2022 and 2021 (restated) in conformity with accounting principles generally accepted in the United States of America.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

As described further in Note 2 to the financial statements, the Company has incurred losses from inception through November 30, 2022, and expects to incur additional losses in the future.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgments and assumptions in estimating these cash flows.

 Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

We reviewed the Company’s working capital and liquidity ratios and forecasted revenue, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, market and industry factors and consideration of the Company’s relationships with its financing partners.

Going Concern

As described further in Note 2 to the financial statements, the Company has incurred losses from inception through November 30, 2022 and expects to incur additional losses in the future.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgments and assumptions in estimating these cash flows.

 Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

We reviewed the Company’s working capital and liquidity ratios and forecasted revenue, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, market and industry factors and consideration of the Company’s relationships with its financing partners.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2022.

PCAOB ID: 6108

Vancouver, Washington

January 11, 2023

Item 8. Financial Statements

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Purthanol Resources Limited

Consolidated Financial Statements

 November 30, 2022 and 2021

Purthanol Resources Limited

Consolidated Financial Statements

Year Ended November 30, 2022 and 2021

Table of Contents

Report of Independent Registered Public Accounting Firm MICHAEL GILLESPIE & ASSOCIATES, PLLC

Balance Sheets	F1

Statements of Operations	F2

Statements of Stockholders' Deficit	F3

Statements of Cash Flows	F4

Notes to Financial Statements	F5

PURTHANOL RESOURCES LIMITED.

Balance Sheet

	As of November 30,
	2022	2021
		( Restated)
NON-CURRENT ASSETS:
Property, plant and equipment, net	$0	$0
Total Non-current Assets	0	0
Total Assets	$0	$0

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$41,277	$39,249
Due to related party (Note 3)	901,748	837,984

Total Current Liabilities	943,025	877,233
Total Liabilities	$943,025	$877,233

SHAREHOLDER'S DEFICIT:
Preferred shares (Note 5), $0.0001 par value authorized
80,000,000 shares; no shares issued and outstanding at
November 30, 2022 and November 30, 2021.	-	-
Common shares (Note 5), $0.0001 par value authorized 260,000,000 shares: issued and outstanding 244,038,890 at November 30, 2022 and November 30, 2021.	$24,403	$24,403
Shares to be issued	0	0
Additional paid in capital	3,242,350	3,242,350
Accumulated deficit	(4,209,778)	(4,143,986)
Total Shareholders' Deficit	(943,025)	(877,233)
Total Liabilities and Shareholders' Deficit	$0	$0

PURTHANOL RESOURCES LIMITED.

Statement of Operations for the years ended

November 30, 2022, and November 30, 2021

	For the Years Ended November 30,
	2022	2021
OPERATING EXPENSES:		(Restated)
Depreciation	$ -	$ -
Administrative fees	50,000	50,000
Professional fees	13,764	5000
Brokerage fees	2,028	2,028
Total Operating Expenses	65,792	57,028
LOSS FROM OPERATIONS	(65,792)	(57,028)

NET LOSS BEFORE TAXES	(65,792)	(57,028)
INCOME TAX EXPENSE	—	—
NET LOSS	$(65,792)	$(57,028)
Basic and diluted weighted average common shares outstanding	244,038,890	244,038,890
Basic and diluted (loss) per common share	$(0.00)	$(0.00)

PURTHANOL RESOURCES LIMITED.

Statement of Shareholder’s Equity (Deficit) for the Years Ended

November 30, 2022, and 2021(Restated)

	Common Stock		Shares To be	Additional Paid in	Accumulated
	Shares	Amount	Issued	Capital	Deficit	Total
Balance as of November 30, 2020	244,038,890	$24,403		$3,242,350	$(4,086,958)	$(820,205)

Shares to be issued			0			0

Net loss 2021				(57,028)	(57,028)

Balance as of November 30, 2021	244,038,890	$24,403	0	$3,242,350	$(4,143,986)	$(877,233)
Net loss 2022		-	-	-	(65,792)	(65,792)
Balance as of November 30, 2022	244,038,890	$24,403	$0	$3,242,350	$(4,209,778)	$(943,025)

PURTHANOL RESOURCES LIMITED.

Statement of Cash-flows for the years ended

November 30, 2022, and November 30, 2021

	For the Years Ended November 30,
	2022	2021
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) for the year	$(65,792)	$(57,028)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets/liabilities:
Accounts payable and accrued liabilities	2,028	2,028
Net cash used in operating activities	(63,764)	(55,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	63,764	55,000
Net Cash Provided by Financing Activities	63,764	55,000

NET INCREASE (DECREASE) IN CASH RESOURCES	—	—
CASH - Beginning of Year	—	—
CASH - End of Year	$—	$—
SUPLEMENTAL CASHFLOW DISCLOSURE
CASH paid for interest	—	—
CASH paid for income taxes	$—	$—

Notes to the Financial Statement for the Year Ended November 30, 2022

NOTE 1 – NATURE OF OPERATIONS

PURTHANOL RESOURCES LIMITED (formerly GLOBAL BIOTECH CORP.) (the ``Company``) was incorporated in the State of Delaware on November 2, 1998, to be an Application Service provider in the E-Health sector. On March 5, 2003, this business was sold, market, unsuccessfully. On February 25, 2005, it discontinued its vehicle tracking business. On August 15, 2007, the Company entered the oxygenated beverage market. The Company changed its mission and its objective was to produce Bio fuel alternatives, via the acquisition of the Purthanol process in September. 2013 and the acquisition of Biocardel Quebec in December 2013. The Company changed its name from Global Biotech Corp. to Purthanol Resources Limited on September 30, 2013. Currently the Company has not been operating, and has been inactive since 2015. There are no operations, sales, and activities as far as marketing and production, and the Company is operating out Laval, Quebec, Canada.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The Company's policy is to use the accrual method of accounting to prepare and present financial statements, which conforms to US generally accepted accounting principles ("GAAP'). The company has elected a November 30 year- end.

b. Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less and bank indebtedness to be cash and cash equivalents. Highly liquid investments are valued at quoted market

c. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates. Significant estimates made by management are, among others, reliability of long-lived assets and useful life of fixed asset. Management reviews its estimates on a quarterly basis and, where necessary, makes adjustments prospectively.

d. Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation and any impairment. The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use. Repairs and maintenance costs are normally expensed as incurred.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the statement of income (loss) in the reporting period of disposition.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.

e. Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's management intends to raise additional operating funds through operations, and debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital it will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

f. Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures , defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact, and it considers assumptions that market participants would use when pricing the asset or liability.

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

Level 3 applies to assets and liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the Company believes the fair value of its financial instruments reported in the consolidated balance sheets consisting of accounts payable and accrued expenses approximate their carrying values due to the relatively short maturity of these instruments.

g. Earnings (Loss) Per Share

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

h. Income Taxes

We account for income taxes in accordance with ASC 740 - Income Taxes, which requires us to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards. Tax law and rate changes are reflected in income in the period such changes are enacted. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We include interest and penalties related to income taxes, including unrecognized tax benefits, within the provision for income taxes.

Our income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While we believe we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.

i. Long-lived Assets

We follow ASC 360-10-15-3, Impairment or Disposal of Long-lived Assets, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Recent Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - DUE TO RELATED PARTY

The amounts due to the related party are $901,748 and $837,984 respectively for 2022 and 2021 which represent annual unpaid management accumulated fees of $50,000 owed to the CEO, in addition to $13,764 paid for professional fees by CEO for the year ended November 30, 2022. The amount due to related party bears no interest, is unsecured and is repayable on demand.

NOTE 4 - INCOME TAXES

Income Taxes

Our Company has not filed any federal income tax returns and we are currently not subject to state income tax filing requirements. As of November 30, 2022, we have net operating loss carry forwards, on a book basis, of $4,208, 578 which may be available to reduce various future years' federal taxable income. Future tax benefits which may result from these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, we have recorded a valuation allowance for the deferred tax asset relating to the net operating loss carry forwards.

The following table presents the current income tax provision for federal and state income taxes for the years ended November 30, 2022 and 2021:

Current tax provisions:	2022	2021
Federal	$—	$—
State	$—	$—
Total provision for income taxes	$—	$—

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended November 30, 2021 and 2020:

	2022	2021
US federal statutory income tax rate	21.00%	21.00%
Increase in valuation reserve	-21.00%	-21.00%
Total provision for income taxes	0.00%	0.00%

The components of our deferred tax assets as of November 30, 2021 and 2020 consisted of the following:

	2022	2021
Net operating losses carry forwards	$4,209,778	$4,143,986
Less: valuation allowance	$(4,209,778)	$(4,143,986)
Net deferred tax assets	$—	$—

During the year ended November 30, 2022, the valuation reserve increased $65,792 compared to an increase of $57,028 during the year ended November 30, 2021. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that our Company will not realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined, as of November 30, 2022, that it was more likely than not that the deferred tax assets would not be realized.

As noted above, we have not filed any federal tax returns, but we plan on bringing our tax filings current as soon as it is practical.

NOTE 5 – STATEDCAPITAL

Authorized:

260,000,000 authorized voting common shares and 80,000,000 preferred shares authorized: 244,038,890 Common voting shares have been issued as of November 30, 2022, and November 30, 2021, respectively.

There are 80,000,000 authorized preferred shares with a par value of $0.0001 that are non voting in terms of rights

No preferred shares have been issued to date and there are 0 preferred shares outstanding as of November 30, 2022 and November 30, 2021, respectively.

NOTE 6 – SUBSEQUENT EVENT

No events have occurred subsequent to the balance sheet date and through the date of this filing that would require adjustment to or disclosure in the financial statements.

The same types of adjustments were made for the year ended November 30, 2022, reflecting the same above rules and principles in accordance with US GAAP.

NOTE 7 - RESTATEMENT

Adjustments were made for the year ended November 30, 2021 to reflect the rules and principles in accordance with US GAAP.

The balance sheet for the year ended November 30, 2021 was restated. Property Plant and Equipment was debited

In the amount of $129,167 to reverse total accumulated depreciation. Property Plant and Equipment was credited by $250,000. Total Assets as a result of these adjustments were credited by $120,833.

Accounts payable and accrued liabilities were debited by $1200 because of November 30 2020 foreign exchange adjustments being carried forward as mentioned earlier.

Due to related party was credited by $5000 to take into consideration fees paid to Ron McIntyre which were paid personally by CEO Leonard Stella.

Total liabilities were credited by $3,800 as a result of these adjustments to the liabilities in the Balance Sheet of November 30, 2021.

Shares to be issued in amount of $250,000 US were debited since the payment in the form of Shares to be issued was never satisfied for the purchase of equipment as can be seen in the section Shareholders Equity of the Balance Sheet as of November 30, 2021.

Additional paid in capital was debited for a total of $82,883 as a result of adding $29,154 in imputed interest for the year ended November 30,2021 to $53,729 as of November 30, 2020 bringing the value of Additional Paid in Capital to $3,242,350.

Accumulated Deficit was reduced and credited by $208,250 taking into account adjustment of credit of $74,154 for the year ended November 30, 2021. Accumulated adjustment of $134,096 in 2020 plus $74,154 equals $208,250.

Total Liabilities and Shareholders’ Equity was debited by $120,833 for the restated Balance Sheet as of November 30, 2021.

The Statement of Operations for the year ended November 30, 2021 was restated to adjust for the following corrections.

Professional fees of $5000 were debited for the Legal fees paid to Ron McIntyre in the amount of $5,000 by CEO.

Depreciation expense of $50,000 was credited.

Interest expense of $29,154 for year ended November 30, 2021 was credited from Statement of Operations and

Total Net Loss as a result of these adjustments was reduced by $79,154.

The tables below summarize the detailed adjustments for the year ended November 30, 2021.

The following table summarizes changes made to November 30, 2021 balance sheet

	30-Nov-21
Balance Sheet:	As Reported	Adjustment	As Restated
Property, plant, equipment	$120,833	$129,167	$250,000
		$-250,000	$-250,000
Total assets	$120,833	$-120,833	$0

Accounts payable and accrued liabilities	$40,449	$-1,200	$39,249
Due to related party	832,984	5,000	837,984
Total liabilities	$873,433	$3,800	$877,233

Shares to be issued	$250,000	$-250,000	$0
Common shares	24,403	—	24,403
Additional paid-in capital	$3,325,233	$-82,883	$3,242,350
Accumulated deficit	$-4,352,236	$208,250	$-4,143,986
Total Stockholders’ Equity	$-752,600	$-124,583	$-877,233
Total liabilities and stockholders’ equity	$120,833	$-120,833	$0

The following table summarizes changes made to the year ended November 30, 2021 Statement of Operations.

	For the year ended November 30, 2021
	As Reported	Adjustment	As Restated
OPERATING EXPENSES Professional fees	$—	$5,000	$5,000
Depreciation	50,000	50,000	0
Administrative Fees	50,000		50,000
Brokerage fees	2,028		2,028
Regulatory Expense

Total Operating Expenses	$102,028	$-45.000	$57,028
OTHER INCOME (EXPENSE)
Interest expense	$29,154	$29,154	0
Total Other Income (Expense)
NET LOSS	$131,182	$-74,154	$57,028

	Common Stock		Shares	Additional Paid in	Accumulated
	Shares	Amount	To be Issued	Capital	Deficit	Total

Balance as of November 30, 2019	244,038,890	$24,403	$250,000	$3,268,328	$(4,059,275)	$(488,793)
Imputed interest				$27,751
Net loss 2020		-	-		(161,779)	(161,779)
Balance as of November 30, 2020	244,038,890	$24,403	$250,000	$3,296,079	$(4,221,054)	$(650,572)
Imputed Interest				$29,154
Net loss 2021					(131,182)	(131,182)
Balance as of November 30, 2021	244,038,890	$24,403	$250,0000	$3,325,233	$(4,352,236)	$(752,600)

Statement of Shareholders Equity ( Deficit) for the year ended November 30,2020 and November 30,2021 was corrected and restated.

To take into account the following adjustments:

Shares to be issued in amount of $250,000 was reversed to become zero, because shares were never issued,

Additional Paid in Capital was debited by $82,833 to correct and cancel imputed interest on amount due to related party.

Additional paid in Capital went from $3,325,233 to $3,242,350 as we can see on restated Statement of Equity (Deficit).

Accumulated Deficit went from $ 4,352, 236 to $ 4,143,986 to correct for net loss in 2020 and net loss in 2021, respectively.

Net loss in 2020 went down from $161,779 to $82,828. And Net loss in 2021 went from $131,182 to $57,028, due to reversal of depreciation, reversal of interest expense, adjustment for professional fees, and correction of regulatory expense because of foreign exchange.

Total Shareholders’ Deficit went from $650,572 in 2020 to $ 820,205 due to all of the above cumulative changes and corrections.

Total Shareholders’ Deficit went from $752,600 in 2021 to $ 877,233 due to all of the above cumulative changes and corrections.

Please see below the Restated Statement of Shareholders Equity ( Deficit) for years ended November 30,2021 and November 30, 2020.

PURTHANOL RESOURCES LIMITED.

Statement of Shareholder’s Equity (Deficit)

for the Years Ended November 30, 2021, and 2020

(Restated)

	Common Stock		Shares	Additional Paid in Capital	Accumulated Deficit
	Shares	Amount	To be Issued			Total

Balance as of November 30, 2019	244,038,890	$24,403	$0	$3,242,350	$(4,004,130)		$(737,377))
Shares to be issued			$0				0
Net loss 2020			___________		$(82,828)		(82,828)
Balance as of November 30, 2020	244,038,890	$24,403	$0	$3,242,350	$(4,086,958)		$(820,205)

Net loss 2021					(57,028)		(57,028)
Balance as of November 30, 2021	244,038,890	$24,403	$0	$3,242,350	$(4,143,986)		$(877,233)

The impact of changes and corrections of errors does not affect the end result of cash flows. Net increase in cash resources remains the same. Cash at beginning and end of year remains zero for the year ended November 30, 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

TAAD LLP communicated to the Company’s board of directors that the Company must perform additional internal accounting research and provide an accurate restatement form to correct the Company’s mis-stated Form 10 filed with the SEC. TAAD LLP was notified that the Company could not perform additional internal accounting research without unreasonable effort and expense. Further, the Company believed it had presented the footnotes to the financial statements, specifically Note 1 and Note 9, that satisfies the disclosures required by required by ASC 250-10-50-7 through 50-10.

Other than as noted above, during the Company’s fiscal years ended November 30, 2020 and November 30, 2021, the Company has not had any disagreement with TAAD LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreement, if not resolved to TAAD LLP’s satisfaction, would have caused TAAD LLP to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements.

During the Company’s fiscal years ended November 30, 2020 and November 30, 2020, there were no other “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K. TAAD LLP’s report on the Company’s financial statements as of and for the fiscal years ended November 30, 2020 and November 30, 2021 did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

On June 3, 2022, Purthanol Resources Ltd. appointed MICHAEL GILLESPIE & ASSOCIATES, PLLC as the Company's new independent registered public accounting firm.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of November 30, 2022 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s Principal Executive and Principal Financial officer and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	Pertains to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets;

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America and receipts and expenditures are being made in accordance with authorizations of management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of November 30, 2022, management determined material weaknesses existed with our internal control over financial reporting as discussed below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Due to these material weaknesses management concluded that our internal control over financial reporting was not effective as of November 30, 2022.

Material Weakness Discussion and Remediation

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an eeffect on the Company's previous reported financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures could result in the Company’s review of its financial statements in the future of being in-effective.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company. This will be achieved by: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turnover issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Leonard Stella	61	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Chairman of the Board of Directors

Business Experience

CURRENT POSITION - Chief Executive Officer, Purthanol Resources Ltd. since February 2014.

2/2014-PRESENT

PREVIOUS POSITION

Chief Executive Officer, Global Biotech Corp

Real Estate Broker license: between 1980 – 1989 and Director and Founder of Trans-Immobilia in Canada and Director and Founder Transaction Realty in New York, USA I was an Assistant and technician to the Director of Personnel at Mount Sinai Hospital in Ste-Agath Quebec for a one-year period between 1984 and 1985. Between 1989 and 1997 owned several restaurants in and around the city of Montreal Quebec. In 1998 until 2012 Mr. Stella was the Founder and Chief Executive Officer of Millenia Hope Inc. (“Millenia”) – Public Pharmaceutical Company – which produced an anti-malarial product – homologated in 18 countries in Africa – produced phyto-chemicals for L’Oreal France, Sederma France, Pierre Fabre Laboratories (France) and Synomex USA. Mr. Stella was also the Chief Operating Officer and founder of Sword Comp Soft of a public company in 1998 to 2003 an IT Company that dealt with the compression of data and information.

Business Development Officer from 2004 to 2012 of Global Biotech Corp – produces the following products Aquaboost, Pet Boost, and Femtra. Global Biotech Corp.

In 2006 Millenia discovered a compound for HIV - CCR5 and RNash enzyme for preventing the body to give entrance and cleave the AIDS virus to human DNA. Millenia was given a grant of 4.6 million dollars with National Institute of Health (NIH) USA along with Rudger and Pittsburgh University.

In 2008 to 2010 Millenia was granted an anti-parasitical compound from the NIH to continue the development of anti-parasitical drugs this project was not funded.

In 2006 to 2012 Mr. Stella was Director and Officer of Pharmateck International Ltd – Distributers of Aquaboost the only water in North America with a DIN (Drug Identification Number) and just acquired 6 NPN (Natural Product Numbers) for nutraceutical health products – sold the process and the NPNs.

In 2009 to 2012 I was a Director and Officer of Genesis Biopharma a partner of Millenia Hope Pharmaceutical Inc. which had a peptide compound licensed by the University of Sherbrooke, in Phase 1A for Pain Neuropathy stemming from complicated Diabetes and Prostate Cancer with Health Canada.

Education

1984 - Bachelor of Arts - McGill University, Montreal Canada

1986 – Graduate Diploma in Business Administration - Concordia University, Montreal Canada

b) Significant Employees. None.

(c) Family Relationships. None.

(d) Involvement in Certain Legal Proceedings.

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•       Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•       Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•       Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•       Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

(e) The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert currently because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources currently to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

(f) Code of Ethics. We do not currently have a code of ethics

Director Independence

Our board of directors is currently composed of one member, Leonard Stella, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of any of our directors or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with Mr. Stella, other business interests and his involvement with Purthanol Resources Limited.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Purthanol Resources Limited, has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the years ending November 30, 2022 and November 30, 2021.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Leonard Stella* President, Chief Executive Officer, Secretary, Treasurer	2022	-	-	-	-	-	0
Leonard Stella* President, Chief Executive Officer, Secretary, Treasurer	2021	-	-	-	-	-	0

* For the years ended November 30, 2021 and 2022 the Company accrued $50,000 in Management fees owed to Leonard Stella.

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2022 and 2021. None of our executive officers received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the fiscal year ended November 30, 2022 and November 30, 2021 for Purthanol Resoursces Limited.

Employment Contracts

At this time, Purthanol Resources Limited has not entered into any employment agreements with its sole officer and director. If there is sufficient cash flow available from our future operations, the company may enter into employment agreements with our sole officer and director or future key staff members.

Stock Awards Plan

The company has not adopted a Stock Awards Plan but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. Purthanol Resources Limited may develop an incentive-based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from November 30, 2022, and November 30, 2021.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leo Stella	0	0	0	0	0	0	0

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors. We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of November 30, 2022

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of November 30, 2022 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name of Beneficial Owner	Common Shares Owned	Options Exercisable	Common Shares Beneficially owned	Percentage of Class
Leonard Stella (1)	2,441,724	0	2,441,724	1.001%
PURTHANOL INTERNATIONAL(2)	70,000,000	0	70,000,000	28.684%
AMBROSIA ROSEDALE CAPITAL LIMITED(3)	20,000,000	0	20,000,000	8.195%
All officers and Directors as a group (1 person)	2,441,724	0	2,441,724	1.001%
Greater than 5% Shareholders	90,000,000	0	0	36.879%

(1)	Leonard Stella is Chief Executive Officer, Chief Financial Officer, Secretary and Sole Director of the Company.

(2)	Louis Pharand has sole voting and dispositive power over the shares.

(3)	Jean Marie Rancour has sole voting and dispositive power over the shares.

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned; except as set forth above, applicable percentages are based upon 244,038,890 shares of common stock outstanding as of the date of this registration statement on Form 10.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The amounts due of $901,748 and $837,984 respectively for 2022 and 2021 which represent annual unpaid management accumulated fees of $50,000 owed to the CEO, in addition to $13,764 paid for professional fees by CEO for the year ended November 30, 2022. The amount due to related party bears no interest, is unsecured and is repayable on demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

The following table summarizes the fees of MICHAEL GILLESPIE & ASSOCIATES, PLLC and TAAD LLP, our independent registered public accounting firms billed for each of the last two fiscal years for audit services and other services:

Fee Category	2022	2021
Audit Related Fees Paid to Assurance TAAD LLP (1)	$—	$19,000
Audit Related Fees Paid to MICHAEL GILLESPIE & ASSOCIATES, PLLC (1)	—	—
All Other Fees	13,550	—

Total Fees	$13,550	$19,000

(1) Consists of fees for professional services rendered in connection with the financial statements included in our Annual Report on Form 10-K and quarterly reports on Form 10-Q.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid for fiscal years 2022 and 2021 were pre-approved by our Board.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Purthanol Resources Limited

Dated: January 18, 2023	By: /s/ Leonard Stella
Leonard Stella President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

Exhibit 3.1

Certificate of Amendment changing the Company name to Purthanol Resources Limited October 23, 2013. [1]

Exhibit 3.2

Bylaws of Purthanol Resources – formerly known as Sword Comp-Soft Corp as previously filed with the SEC on Form SB2 on January 18, 2001 https://www.sec.gov/Archives/edgar/data/1126162/000089155401500243/d24433_ex3-2.txt

Exhibit 31.1

Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934*

Exhibit 31.2

Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 **

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference from the Company’s Form 10 filed with the Commission on October 7, 2022.

**       Incorporate by reference from the Company’s Form 10 filed with the Commission on October 7, 2022

* Included in Exhibit 31.1

** Included in Exhibit

